Form 10-Q
period 1997-06-30
RWD TECHNOLOGIES INC
filed 1997-08-12
CIK 1032373

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

 [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997


                                      OR



 [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from           to
                                       --------      --------

                       Commission File Number:  0-22145

                            RWD TECHNOLOGIES, INC.
            (Exact name of Registrant as specified in its Charter)


           MARYLAND                                            52-1552720
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


    10480 LITTLE PATUXENT PARKWAY
         COLUMBIA, MARYLAND                                    21044-3530
----------------------------------------                       -----------
(Address of principal executive offices)                        (Zip Code)


                                (410) 730-4377
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
                   ---------------------------------------
                   (Former name, former address and former
                      fiscal year - if changed since last report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X  NO
                                                ---   ---

        As of June 30, 1997, 14,222,205 shares of common stock $0.10 par value ("Common Stock") of the Registrant were outstanding.

                            RWD TECHNOLOGIES, INC.

                                     INDEX

                                   FORM 10-Q


                                                                             Page
                                                                             ----
PART I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of June 30, 1997                     1
           and December 31, 1996

           Consolidated Statements of Income for the three months
           and six months ended June 30, 1997 and 1996                         2

           Consolidated Statements of Cash Flows for the six months
           ended June 30, 1997 and 1996                                        3

           Notes to Consolidated Financial Statements                          4

Item 2.    Management's Discussion and Analysis of Financial Condition         6
           and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         N/A


PART II  - OTHER INFORMATION

Item 1.    Legal Proceedings                                                  N/A

Item 2.    Changes in Securities                                              10

Item 3.    Defaults Upon Senior Securities                                    N/A

Item 4.    Submission of Matters to a Vote of Security Holders                10

Item 5.    Other Information                                                  N/A

Item 6.    Exhibits and Reports on Form 8-K                                   10

Signatures                                                                    11


                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                    RWD TECHNOLOGIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                DECEMBER 31, 1996    JUNE 30, 1997
                                                                -----------------    -------------
                                                                                      (UNAUDITED)
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................        $ 3,530,600       $18,433,500
  Investments...............................................          2,002,900        21,500,100
  Contract accounts receivable, net of allowance
    for doubtful accounts of $383,700
    and $477,300, respectively..............................         11,981,600        11,611,200
  Costs and estimated earnings in excess of billings on
    uncompleted contracts...................................          3,331,400         7,633,400
  Prepaid expenses and other................................            849,500         1,014,200
                                                                    -----------       -----------
     Total Current Assets...................................         21,696,000        60,192,400
                                                                    -----------       -----------
FIXED ASSETS net of accumulated depreciation
   and amortization of $4,718,000
   and $6,203,900, respectively.............................          7,876,900         8,506,500
                                                                    -----------       -----------
OTHER ASSETS................................................            285,500            60,300
                                                                    -----------       -----------
     Total Assets...........................................        $29,858,400       $68,759,200
                                                                    ===========       ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................        $ 3,111,700       $ 6,454,500
  Billings in excess of costs and estimated earnings on
    uncompleted contracts...................................          2,689,300         3,176,000
  Deferred tax liability....................................                ---           992,600
  S corporation Notes.......................................                ---         6,500,000
  Current portion of capital lease obligation...............             41,600            46,700
  Related party debt........................................          3,800,000               ---
                                                                    -----------       -----------
     Total Current Liabilities..............................          9,642,600        17,169,800
NONCURRENT LIABILITIES:
  Capital lease obligation, net of current portion..........             83,400            58,700
  Deferred tax liability....................................                ---         3,507,600
                                                                    -----------       -----------
     Total Liabilities......................................          9,726,000        20,736,100
                                                                    -----------       -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value; authorized - 50,000,000
    shares; issued and oustanding - 4,859,640 and
      14,222,200 respectively...............................            486,000         1,422,200
  Additional paid-in capital................................          2,753,800        44,739,500
  Retained earnings.........................................         16,892,600         1,861,400
                                                                    -----------       -----------
 Total Stockholders' Equity.................................         20,132,400        48,023,100
                                                                    -----------       -----------
 Total Liabilities and Stockholders' Equity.................        $29,858,400       $68,759,200
                                                                    ===========       ===========

         See accompanying notes to consolidated financial statements.

                    RWD TECHNOLOGIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (Unaudited)

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                -----------------------------    -------------------------------
                                                    1996            1997            1996              1997
                                                -------------    ------------    ------------      -------------
Revenue....................................     $  15,998,700    $ 20,706,200    $ 30,630,300      $  39,805,800
Cost of services...........................        11,716,700      14,272,900      22,579,600         27,685,800
                                                -------------    ------------    ------------      -------------
   Gross profit............................         4,282,000       6,433,300       8,050,700         12,120,000
General and administrative expenses........         1,937,800       2,781,500       3,757,800          5,467,500
                                                -------------    ------------    ------------      -------------
Operating income...........................         2,344,200       3,651,800       4,292,900          6,652,500
Other income (expense).....................           (48,800)        (21,100)       (109,200)               900
                                                -------------    ------------    ------------      -------------
   Income before taxes.....................         2,295,800       3,630,700       4,183,700          6,653,400
Provision for income taxes (including the
   $4.5 million deferred tax liability
   related to C corp. conversion)..........            70,000       4,889,000         140,000          4,989,000
                                                -------------    ------------    ------------      -------------
   Net income (loss).......................     $   2,225,800    $ (1,258,300)   $  4,043,700      $   1,664,400
                                                =============    ============    ============      =============
   Earnings per share......................                      $      (0.09)                     $        0.13
                                                                 ============                      =============
   Weighted average shares outstanding.....                        13,381,300                         13,175,000
                                                                 ============                      =============

Pro Forma Information:
Income before taxes, as reported...........     $   2,295,800    $  3,630,700    $  4,183,700      $   6,653,400
Pro forma income tax provision.............           918,000       1,452,300       1,673,000          2,661,300
                                                -------------    ------------    ------------      -------------
   Pro forma net income....................     $   1,377,800    $  2,178,400    $  2,510,700      $   3,992,100
                                                =============    ============    ============      =============
   Pro forma earnings per share............     $        0.11    $       0.16    $       0.19      $        0.30
                                                =============    ============    ============      =============
   Weighted average shares outstanding.....        13,030,000      13,381,300      13,030,000         13,175,000

          See accompanying notes to consolidated financial statements.

                    RWD TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                              1996            1997
                                                                                          ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income..................................................................      $  4,043,700    $   1,664,400
        Adjustments to reconcile net income to net cash from
          operating activities--
          Depreciation and amortization.............................................           959,600        1,505,700
          Loss/(Gain) on sale of fixed assets.......................................            16,800          (20,700)
          Deferred income taxes.....................................................                 -        4,500,000
          (Increase)/Decrease in contract accounts receivable.......................         1,852,900          370,300
          (Increase)/Decrease in costs and estimated earnings in
            excess of billings on uncompleted contracts.............................        (5,640,500)      (4,302,100)
          (Increase)/Decrease in prepaid expense and other..........................           501,500         (164,700)
          Increase/(Decrease) in accounts payable and accrued expenses..............         1,211,600        2,596,400
          Increase/(Decrease) in billings in excess of estimated
            earnings on uncompleted contracts and costs.............................         5,352,600          486,600
                                                                                          ------------    -------------
          Net cash from operating activities........................................         8,298,200        6,635,900
                                                                                          ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of investments...................................................          (502,900)     (49,300,100)
          Proceeds from sales/maturities of investments.............................           500,700       29,802,900
          Purchase of fixed assets..................................................        (2,182,800)      (2,139,600)
          (Increase)/Decrease in other assets.......................................           (23,300)          63,000
          Proceeds from sale of fixed assets........................................             3,700           25,100
                                                                                          ------------    -------------
          Net cash from investing activities........................................        (2,204,600)     (21,548,700)
                                                                                          ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal portion paid on capital lease...................................                 -          (19,600)
          Net borrowings/(payments) under line of credit............................        (2,700,000)               -
          Payments on shareholder loans.............................................                 -       (3,800,000)
          Shareholder distributions.................................................          (501,200)      (9,864,400)
          Public offering costs.....................................................                 -       (3,227,800)
          Issuance of common stock..................................................               200       47,547,300
          Repurchase of common stock................................................                 -         (819,800)
                                                                                          ------------    -------------
          Net cash from financing activities........................................        (3,201,000)      29,815,700
                                                                                          ------------    -------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS................................         2,892,600       14,902,900
                                                                                          ------------    -------------
CASH AND CASH EQUIVALENTS, beginning of period......................................           390,900        3,530,600
                                                                                          ------------    -------------
CASH AND CASH EQUIVALENTS, end of period............................................      $  3,283,500    $  18,433,500
                                                                                          ============    =============
SUPPLEMENTAL DISCLOSURE
          Income taxes paid.........................................................      $     63,800    $      41,500
                                                                                          ============    =============
          Interest expense paid.....................................................      $    181,100    $     176,400
                                                                                          ============    =============

         See accompanying notes to consolidated financial statements.

                    RWD TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)  Organization and Business

RWD Technologies, Inc. (the "Company") was incorporated on January 22, 1988, in the state of Maryland. The Company provides a broad range of integrated solutions designed to improve the productivity and effectiveness of workers in complex operating environments.

(2)  Basis of Presentation

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1996, included in the Company's Form S-1 Registration Statement No. 333-21779.

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and six month periods ended June 30, 1997 and 1996. The results for the interim periods are not necessarily indicative of the results expected for the full fiscal year.

(3)  Initial Public Offering

In the initial public offering effected by the Form S-1 Registration Statement dated June 19, 1997, the Company sold 3.3 million shares of its Common Stock, par value $0.10 per share. The Company realized $38.5 million from the offering (after deducting the expenses of the offering).

(4)  Termination of S corporation Election

Just prior to the initial public offering, the Company terminated its S corporation election for federal income tax purposes and converted to C corporation status. The provision for income taxes for periods prior to the conversion related to certain states that do not recognize S corporation status. The provision for income taxes for the period following the conversion reflects the estimated current provision for federal and state income taxes and the $4.5 million deferred income tax liability resulting from the conversion. In addition, the Company recorded $16.1 million in distributions to S corporation shareholders during the three months ended June 30, 1997, including $6.5 million in shareholder notes which remained outstanding as of June 30, 1997.

Pro forma net income is based on the assumption that the Company's S corporation status was terminated at the beginning of each period and reflects a pro forma income tax provision based on applicable tax rates as if the Company was a C corporation taxpayer for all periods presented.

(5)  Pro Forma Net Income Per Share

Pro forma net income per share was computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method and represent incremental shares issuable upon the exercise of outstanding stock options. In accordance with SEC Staff Accounting Bulletin No. 1.B.3, weighted average shares for all periods prior to the initial public offering also include those shares which would have had to have been issued (at the public offering price of $13 per share, less the underwriting discount) to generate sufficient cash to fund the portion of the S corporation distribution that was in excess of the net income for the year ended December 31, 1996.

(6)  New Accounting Standards

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" changes the reporting requirements for earnings per share (EPS) for publicly traded companies by replacing primary EPS with basic EPS and changing the disclosures associated with this change. The Company intends to adopt this standard for use in its financial statements for the year ending December 31, 1997, as required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996.

  Revenue. Revenue increased by $4.7 million, or 29.4%, from $16.0 million in the second quarter of 1996 to $20.7 million in the same period in 1997. The Company experienced growth in all of its service areas in the second quarter of 1997 compared to the same period in 1996, with performance support services revenue increasing by 15.4%, from $6.8 million to $7.9 million; enterprise-wide systems implementation support services revenue increasing by 28.8%, from $3.3 million to $4.2 million; information technology services revenue increasing by 40.1%, from $4.0 million to $5.6 million; and lean manufacturing consulting services revenue increasing by 57.9% from $1.9 million to $3.1 million. Performance support services, enterprise-wide systems implementation support services, information technology services and lean manufacturing consulting generated 37.9%, 20.3%, 27.0% and 14.8% of total revenue, respectively, in the second quarter of 1997.

  Revenue from the Company's largest client, Chrysler, increased by 36.9% in the second quarter of 1997, from $4.6 million in the second quarter of 1996 to $6.3 million in the same period in 1997, as a result of increases in information technology services and performance support provided by the Company.

  Gross Profit. Gross profit increased by $2.2 million, or 50.2%, from $4.3 million in the second quarter of 1996 to $6.4 million in the same period in 1997 and increased from 26.8% of revenue in 1996 to 31.1% in 1997. This increase in gross profit resulted primarily from increases in billing rates charged to clients and improvements in individual project profitability.

  General and Administrative Expenses. General and administrative expenses increased by $844,000, or 43.5%, from $1.9 million in the second quarter of 1996 to $2.8 million in the same period in 1997, increasing from 12.1% of revenue in 1996 to 13.4% of revenue in 1997. This increase in general and administrative expenses as a percentage of revenue resulted primarily from increases in depreciation, facility rent, marketing costs, and payroll taxes, partially offset by savings in training and health insurance costs.

  Operating Income. As a result of the foregoing, the Company's operating income increased by $1.3 million, or 55.8%, from $2.3 million in the second quarter of 1996 to $3.7 million in the same period in 1997 and increased from 14.7% of revenue in 1996 to 17.6% of revenue in 1997.

  Other Income (Expense). Other income (expense) was ($48,400) in the second quarter of 1996 and ($21,100) in the second quarter of 1997. In both periods, this expense consisted primarily of interest expense paid on the Stockholder Notes, partially offset by interest income from cash and investment balances.

  Net Income. Pro forma net income increased by $800,600, or 58.1% from $1.4 million in the second quarter of 1996 to $2.2 million in the second quarter of 1997. Pro forma results assume the Company was a C corporation throughout each of the periods. During the second quarter of 1997, the Company converted from S corporation to C corporation tax status and as a result recognized a $4.5 million charge to establish a deferred tax liability. Including this charge, net income decreased by $3.5 million, from $2.2 million in the second quarter of 1996 to ($1.3) million in the same period in 1997.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

  Revenue. Revenue increased by $9.2 million, or 30.0%, from $30.6 million in the first half of 1996 to $39.8 million in the first half of 1997. The Company experienced growth in all of its service areas the first half of 1997 compared to the same period in 1996, with performance support services revenue increasing by 9.1%, from $14.2 million to $15.5 million; enterprise-wide systems implementation support services revenue increasing by 30.8%, from $6.0 million to $7.9 million; information technology services revenue increasing by 46.6%, from $7.3 million to $10.6 million; and lean manufacturing consulting services revenue increasing by 83.8% from $3.2 million to $5.8 million. Performance support services, enterprise-wide systems implementation support services, information technology services and lean manufacturing consulting generated 38.9%, 19.7%, 26.7% and 14.6% of total revenue, respectively, in the first half of 1997.

  Revenue from the Company's largest client, Chrysler, increased by 25.5%, from $9.2 million in the first half of 1996 to $11.5 million in the same period in 1997, primarily as a result of increases in information technology and performance support services provided by the Company.

  Gross Profit. Gross profit increased by $4.1 million, or 50.5%, from $8.1 million in the first half of 1996 to $12.1 million in the first half of 1997 and increased from 26.3% of revenue in this period in 1996 to 30.4% in this period in 1997. This increase in gross profit resulted primarily from increases in billing rates charged to clients and improvements in individual project profitability.

  General and Administrative Expenses. General and administrative expenses increased by $1.7 million, or 45.5%, from $3.8 million in the first half of 1996 to $5.5 million in the first half of 1997, increasing from 12.3% of revenue in this period in 1996 to 13.7% of revenue in this period in 1997. This increase in general and administrative expenses as a percentage of revenue resulted primarily from increased depreciation, facility rent, marketing costs, and payroll taxes, partially offset by savings in training and health insurance costs.

  Operating Income. As a result of the foregoing, the Company's operating income increased by $2.4 million, or 55.0%, from $4.3 million in the first half of 1996 to $6.7 million in the first half of 1997 and increased from 14.0% of revenue in this period in 1996 to 16.7% of revenue in this period in 1997.

  Other Income (Expense). Other income (expense) was ($109,200) in the first half of 1996 and $900 in the first half of 1997. In the first half of 1996, this expense consisted primarily of interest expense paid on the Stockholder Notes, partially offset by interest income from cash and investment balances. In the first half of 1997, this income consisted primarily of interest income from cash and investment balances, partially offset by interest expense paid on the Stockholder Notes. The Stockholder Notes were repaid during the second quarter of 1997.

  Net Income. Pro forma net income increased by $1.5, or 59.0% from $2.5 million in the first half of 1996 to $4.0 million in the first half of 1997. Pro forma results assume the Company was a C corporation throughout the periods presented. During the second quarter of 1997, the Company converted from S corporation to C corporation tax status and as a result recognized a $4.5 million charge to establish a deferred tax liability. Including this charge, net income decreased by $2.4 million, from $4.0 million in the first half of 1996 to $1.7 million in the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash and investments were $39.9 million at June 30, 1997, compared to $5.5 million at December 31, 1996. Increases in cash and investments at June 30, 1997 were attributable primarily to proceeds from the Company's June 1997 initial public offering. The Company's working capital was $43.0 million at June 30, 1997, and $12.1 million at December 31, 1996.

  The Company's operating activities provided cash of $6.6 million for the six months ended June 30, 1997, compared to $8.3 million for the same period in 1996. The decreases in cash from operations resulted primarily from differences in the timing of billings and collections in the six months ended June 30, 1997, compared to the same period in 1996.

  Investing activities used cash of $21.5 million in the six months ended June 30, 1997, compared to the use of $2.2 million for the same period in 1996. Cash used for investing in the six months ended June 30, 1997, consisted primarily of the net purchase of investments from the proceeds of the Company's initial public offering.

  Financing activities provided cash of $29.8 million in the six months ended June 30, 1997, compared to the use of $3.2 million for the same period in 1996. Increases in cash provided from financing activities consisted primarily of the issuance of common stock from the Company's initial public offering and proceed from the exercise of options, partially offset by repayments of shareholders loans and distributions to S corporation shareholders of prior period earnings of the Company.

  The Company has a $7.5 million unsecured revolving line of credit with a commercial bank, which bears interest at the 30-day LIBOR rate, plus 1.75% (7.44% on June 30, 1997). The Company utilizes this line of credit to finance a portion of its working capital needs. There was no balance outstanding as of June 30, 1997, or on December 31, 1996.

  During the second quarter, the Company converted from S corporation to C corporation tax status and as a result recognized a $4.5 million charge to establish a deferred tax liability. This tax liability will become due ratably over the four years beginning with 1997.

  During 1997, the Company expects to make between $4.0 million and $5.0 million in capital expenditures, primarily for office furniture, computer and office equipment and leasehold improvements to support the anticipated growth in its professional and administrative staff. Capital expenditures in the first and second quarters of 1997 were $1.0 million and $1.1 million, respectively. Capital expenditures currently are expected to be funded from available cash, although the Company may consider alternative financing methods, such as equipment leases or asset based borrowings.

EFFECTS OF INFLATION

Inflation has not had a significant effect on the Company's business during the past three years. The Company cannot predict what effect, if any, inflation may have on its future results of operations.

                          PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES.

(c)       Sales of Unregistered Securities

    On June 19, 1997 the Company issued 12,000 options having a per share exercise price of $13.00 and 770 shares of stock to each of its outside directors in accordance with the Company's policies relating to outside director compensation. The options vest ratably over a three year period. On this date, the Company also issued 30,000 immediately exercisable options having a per share exercise price of $13.00 to Robert T. O'Connell in connection with his employment with the Company. Each of these transactions was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereunder.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On June 2, 1997, the stockholders of the Company, by unanimous written consent in lieu of a special meeting approved an amendment to the Company's Amended and Restated Equity Plan which maintained the effectiveness of the Prohibited Activities Clause of the prior plan for all options granted under the prior plan.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits

          27.  Financial Data Schedule

(b)       Current Reports on Form 8-K

          None

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RWD TECHNOLOGIES, INC.



                                   By: /s/ Ronald E. Holtz
                                       ---------------------------------------
                                       Ronald E. Holtz
                                       Vice President, Chief Financial Officer
                                       and Director
Dated: August 13, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           NAME                        CAPACITY                          DATE
----------------------    ---------------------------------------   ---------------

/s/ Robert W. Deutsch     Chairman of the Board,                    August 13, 1997
----------------------    Chief Executive Officer and Director
Robert W. Deutsch


/s/ Ronald E. Holtz       Vice President, Chief Financial Officer   August 13, 1997
----------------------    and Director
Ronald E. Holtz
