Form 10-Q
period 1997-09-30
RWD TECHNOLOGIES INC
filed 1997-11-14
CIK 1032373

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

 [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997


                                         OR


 [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to
                                         ---------    ---------

                       Commission File Number:  0-22145

                            RWD TECHNOLOGIES, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

         MARYLAND                              52-1552720
-------------------------------            -------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)


      10480 LITTLE PATUXENT PARKWAY
           COLUMBIA, MARYLAND                           21044-3530
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)


                                (410) 730-4377
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                                     NONE
       ----------------------------------------------------------------
       (Former name, former address and former fiscal year - if changed since last report)


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

        As of September 30, 1997, 14,236,535 shares of common stock $0.10 par value ("Common Stock") of the Registrant were outstanding.

                            RWD TECHNOLOGIES, INC.

                                     INDEX

                                   FORM 10-Q

                                                                                          Page
                                                                                          ----
PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1997 and                         1
          December 31, 1996

          Consolidated Statements of Income for the three months and                       2
          nine months ended September 30, 1997 and 1996

          Consolidated Statements of Cash Flows for the nine months                        3
          ended September 30, 1997 and 1996

          Notes to Consolidated Financial Statements                                       4

Item 2.   Management's Discussion and Analysis of Financial Condition                      6
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                      N/A

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                               N/A

Item 2.   Changes in Securities                                                           10

Item 3.   Defaults Upon Senior Securities                                                 N/A

Item 4.   Submission of Matters to a Vote of Security Holders                             N/A

Item 5.   Other Information                                                               10

Item 6.   Exhibits and Reports on Form 8-K                                                11

Signatures

                        PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                    RWD TECHNOLOGIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                 DECEMBER 31, 1996    SEPTEMBER 30, 1997
                                                                 -----------------    ------------------
                            ASSETS                                                        (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.....................................       $ 3,530,600           $ 7,860,600
  Investments...................................................         2,002,900            35,936,900
  Contract accounts receivable, net of allowance for doubtful...
    accounts of $383,700 and $477,300, respectively.............        11,981,600            13,122,300
  Costs and estimated earnings in excess of billings on
    uncompleted contracts.......................................         3,331,400             8,214,800
  Prepaid expenses and other....................................           849,500             1,274,700
                                                                       -----------           -----------
     Total Current Assets.......................................        21,696,000            66,409,300
                                                                       -----------           -----------
FIXED ASSETS net of accumulated depreciation and
  amortization of $4,718,000 and $6,975,000, respectively.......         7,876,900             8,537,700
                                                                       -----------           -----------
OTHER ASSETS....................................................           285,500               126,100
                                                                       -----------           -----------
     Total Assets...............................................       $29,858,400           $75,073,700
                                                                       ===========           ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses.........................       $ 3,111,700           $ 8,392,600
  Billings in excess of costs and estimated earnings on
     uncompleted contracts......................................         2,689,300             4,082,800
  Deferred tax liability........................................               ---               992,600
  S corporation notes...........................................               ---             6,500,000
  Current portion of capital lease obligation...................            41,600                49,300
  Related party debt............................................         3,800,000                   ---
                                                                       -----------           -----------
     Total Current Liabilities..................................         9,642,600            20,017,300

NONCURRENT LIABILITIES:
  Capital lease obligation, net of current portion..............            83,400                45,500
  Other liabilities.............................................               ---             1,017,600
  Deferred tax liability........................................               ---             3,507,600
                                                                       -----------           -----------
     Total Liabilities..........................................         9,726,000            24,588,000
                                                                       -----------           -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value; authorized - 50,000,000
    shares, issued and outstanding - 4,859,640 and
    14,236,535, respectively....................................           486,000             1,423,600
  Additional paid-in capital....................................         2,753,800            44,710,200
  Unrealized gain on marketable securities......................               ---                11,200

  Retained earnings.............................................        16,892,600             4,340,700
                                                                       -----------           -----------
     Total Stockholders' Equity.................................        20,132,400            50,485,700
                                                                       -----------           -----------
       Total Liabilities and Stockholders' Equity...............       $29,858,400           $75,073,700
                                                                       ===========           ===========

         See accompanying notes to consolidated financial statements.

                    RWD TECHNOLOGIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (Unaudited)

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                               --------------------------------   ----------------------------
                                                     1996              1997           1996            1997
                                               ---------------     ------------   ------------    ------------

Revenue......................................  $    16,606,400     $ 22,015,700   $ 47,236,700    $ 61,821,500
Cost of services.............................       12,381,900       15,767,800     34,961,500      43,453,600
                                               ---------------     ------------   ------------    ------------
       Gross profit..........................        4,224,500        6,247,900     12,275,200      18,367,900
General and administrative expenses..........        2,107,300        2,738,200      5,865,200       8,205,700
                                               ---------------     ------------   ------------    ------------
Operating income.............................        2,117,200        3,509,700      6,410,000      10,162,200
Other income (expense).......................            4,300          483,600       (104,900)        484,500
                                               ---------------     ------------   ------------    ------------
       Income before taxes...................        2,121,500        3,993,300      6,305,100      10,646,700
Provision for income taxes (including the
       $4.5 million deferred tax liability
       related to C corp conversion).........           75,000        1,514,000        215,000       6,503,200
                                               ---------------     ------------   ------------    ------------
       Net income............................  $     2,046,500     $  2,479,300   $  6,090,100    $  4,143,500
                                               ===============     ============   ============    ============
       Earnings per share....................  $          0.16     $       0.16   $       0.47    $       0.30
                                               ===============     ============   ============    ============
       Weighted average shares outstanding...       13,030,000       15,724,100     13,030,000      14,024,500
                                               ===============     ============   ============    ============

Pro Forma Information:
Income before taxes, as reported.............  $     2,121,500     $  3,993,300   $  6,305,100    $ 10,646,700
Pro forma income tax provision...............          848,000        1,514,000      2,521,000       4,175,000
                                               ---------------     ------------   ------------    ------------
       Pro forma net income..................  $     1,273,800     $  2,479,300   $  3,784,100    $  6,471,700
                                               ===============     ============   ============    ============
       Pro forma earnings per share..........  $          0.10     $       0.16   $       0.29    $       0.46
                                               ===============     ============   ============    ============
       Weighted average shares outstanding...       13,030,000       15,724,100     13,030,000      14,024,500
                                               ===============     ============   ============    ============

         See accompanying notes to consolidated financial statements.

                    RWD TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                     1996             1997
                                                                -------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income................................................. $  6,090,100     $   4,143,500
     Adjustments to reconcile net income to net cash from
        operating activities--
        Depreciation and amortization...........................    1,549,200         2,281,700
        Deferred income taxes...................................            -         4,500,000
        (Increase)/Decrease in contract accounts receivable.....      637,000        (1,140,800)
        (Increase)/Decrease in costs and estimated earnings in
          excess of billings on uncompleted contracts...........     (367,600)       (4,883,500)
        (Increase)/Decrease in prepaid expense and other........      347,600          (248,000)
        Increase/(Decrease) in accounts payable and accrued
          expenses..............................................    2,506,800         5,093,500
        Increase/(Decrease) in other liabilities................            -         1,017,600
        Increase/(Decrease) in billings in excess of estimated
          earnings on uncompleted contracts and costs...........      533,100         1,393,400
                                                                 ------------     -------------
        Net cash flows from operating activities................   11,296,200        12,157,400
                                                                 ------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Net (Purchases)/Sale of investments.....................       (2,700)      (33,922,800)
        Purchase of fixed assets................................   (3,361,800)       (2,956,500)
        (Increase)/Decrease in other assets.....................     (228,400)           (3,400)
        Proceeds from sale of fixed assets......................        8,200            34,600
                                                                 ------------     -------------
        Net cash flows from investing activities................   (3,584,700)      (36,848,100)
                                                                 ------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Principal portion paid on capital lease.................            -           (30,200)
        Net borrowings/(payments) under line of credit..........   (2,700,000)                -
        Payments on shareholder loans...........................            -        (3,800,000)
        Shareholder distributions...............................     (582,100)       (9,864,400)
        Public offering costs...................................      (24,100)       (4,028,400)
        Issuance of common stock................................          200        47,563,500
        Repurchase of common stock..............................     (103,100)         (819,800)
                                                                 ------------     -------------
        Net cash flows from financing activities................   (3,409,100)       29,020,700
                                                                 ------------     -------------
NET INCREASE/(DECREASE) IN CASH AND CASH
      EQUIVALENTS...............................................    4,302,400         4,330,000
                                                                 ------------     -------------
CASH AND CASH EQUIVALENTS, beginning of period..................      390,900         3,530,600
                                                                 ------------     -------------
CASH AND CASH EQUIVALENTS, end of period........................ $  4,693,300     $   7,860,600
                                                                 ============     =============
SUPPLEMENTAL DISCLOSURE
        Income taxes paid....................................... $    138,800     $     749,000
                                                                 ============     =============
        Interest expense paid................................... $    287,500     $     182,500
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

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the nine month periods ended September 30, 1997 and 1996. The results for the interim periods are not necessarily indicative of the results expected for the full fiscal year.

(3)  Initial Public Offering

In the initial public offering effected by the Form S-1 Registration Statement dated June 19, 1997, the Company sold 3.3 million shares of its Common Stock, par value $0.10 per share. The Company realized $38.9 million from the offering (after deducting the expenses of the offering).

(4)  Termination of S corporation Election

Just prior to the initial public offering, the Company terminated its S Corporation election for federal income tax purposes and converted to C Corporation status. The provision for income taxes for periods prior to the conversion related to certain states that do not recognize S Corporation status. The provision for income taxes for the period following the conversion reflects the estimated current provision for federal and state income taxes and the $4.5 million deferred income tax liability resulting from the conversion. In addition, the Company recorded $16.1 million in distributions to S Corporation shareholders.

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

(6)  New Accounting Standards

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which changes the reporting requirements for earnings per share (EPS) for publicly traded companies by replacing primary EPS with basic EPS and changing the disclosures associated with this change. The Company intends to adopt this standard for use in its financial statements for the year ending December 31, 1997, as required.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income (SFAS 130), which is effective for fiscal years beginning after December 15, 1997. The statement establishes standards for reporting and display of comprehensive income and its components. The Company plans to adopt this standard for use in its financial statements for the year ending December 31, 1998, as required.

In July 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which is effective for fiscal years beginning after December 15, 1997. The statement establishes revised standards under which an entity must report business segment information in its financial statements. The Company plans to adopt this standard for use in its financial statements for the year ending December 31, 1998, as required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996.

     Revenue. Revenue increased by $5.4 million, or 32.6%, from $16.6 million in the third quarter of 1996 to $22.0 million in the same period of 1997. The Company experienced growth in all of its service areas in the third quarter of 1997 compared to the same period in 1996, with performance support services revenue increasing by 33.3%, from $6.2 million to $8.3 million; enterprise systems implementation support services revenue increasing by 10.7%, from $3.9 million to $4.3 million; information technology services revenue increasing by 27.7%, from $4.4 million to $5.6 million; and lean manufacturing consulting services revenue increasing by 82.9% from $2.0 million to $3.7 million. Performance support services, enterprise systems implementation support services, information technology services and lean manufacturing consulting generated 37.8%, 19.7%, 25.6% and 16.9% of total revenue, respectively, in the third quarter of 1997.

     Revenue from the Company's largest client, Chrysler, increased by 30.8% in the third quarter of 1997, from $4.8 million in the third quarter of 1996 to $6.3 million in the same period in 1997, as a result of increases in information technology and performance support services provided by the Company. Revenues from Chrysler and Ford represented 28.7% and 14.6% of total company revenues, respectively, for the third quarter of 1997 as compared to 29.1% and 9.0 % for the third quarter of 1996.

     Gross Profit. Gross profit increased by $2.0 million, or 47.9%, from $4.2 million in the third quarter of 1996 to $6.2 million in the same period of 1997 and increased from 25.4% of revenue in 1996 to 28.4% in 1997. The increase in gross profit was attributable primarily to the higher level of revenues. The increase in gross profit as a percent of revenue resulted primarily from higher staff utilization, increases in billing rates, and a lower proportion of reimbursed costs, partially offset by increased trade show expenses, and start-up costs related to international projects.

     General and Administrative Expenses. General and administrative expenses increased by $630,900, or 29.9%, from $2.1 million in the third quarter of 1996 to $2.7 million in the same period in 1997, decreasing from 12.7% of revenue in 1996 to 12.4% of revenue in 1997. The increase in general and administrative expenses reflected the general increase in the level of spending necessary to support the Company's growth in revenues. The decrease in general and administrative expenses as a percentage of revenue resulted primarily from lower training costs as a result of a state training grant, partially offset by increases in professional fees.

     Operating Income. As a result of the foregoing, the Company's operating income increased by $1.4 million, or 65.8%, from $2.1 million in the third quarter of 1996 to $3.5 million in the same period in 1997 and increased from 12.7% of revenue in 1996 to 15.9% of revenue in 1997.

     Other Income (Expense). Other income increased from $4,300 in the third quarter of 1996 to $483,600 in the third quarter of 1997, primarily due to interest income on the proceeds from the Company's June 1997 initial public offering. In 1996, this income consisted primarily of interest income from cash and investment balances, partially offset by interest expense paid on the related party debt. In 1997, other income consisted primarily of interest income from cash and investment balances.

     Net Income. Pro forma net income increased by $1.2 million, or 94.7% from $1.3 million in the third quarter of 1996 to $2.5 million in the third quarter of 1997. Pro forma results assume the Company was a C corporation for each of the periods presented.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

     Revenue. Revenue increased by $14.6 million, or 30.9%, from $47.2 million in the first nine months of 1996 to $61.8 million in the first nine months of 1997. The Company experienced growth in all of its service areas in the first nine months of 1997 compared to the same period in 1996, with performance support services revenue increasing by 18.2%, from $20.1 million to $23.8 million; enterprise systems implementation support services revenue increasing by 22.9%, from $9.9 million to $12.2 million; information technology services revenue increasing by 39.5%, from $11.7 million to $16.3 million; and lean manufacturing consulting services revenue increasing by 83.4% from $5.2 million to $9.5 million. Performance support services, enterprise systems implementation support services, information technology services and lean manufacturing consulting generated 38.5%, 19.7%, 26.3% and 15.4% of total revenue, respectively, in the first nine months of 1997.

     Revenue from the Company's largest client, Chrysler, increased by 27.3%, from $14.0 million in 1996 to $17.9 million in the first nine months of 1997, as a result of increases in information technology and performance support services, partially offset by decreases in lean manufacturing support services provided by the Company. Revenues from Chrysler and Ford represented 28.9% and 13.3% of total company revenues, respectively, for the first nine months of 1997 as compared to 29.7% and 8.5% for the first nine months of 1996.

     Gross Profit. Gross profit increased by $6.1 million, or 49.6%, from $12.3 million in the first nine months of 1996 to $18.4 million in the first nine months of 1997 and increased from 26.0% of revenue in 1996 to 29.7% in 1997. The increase in gross profit was attributable primarily to the higher level of revenues for the period. The increase in gross profit as a percentage of revenue resulted primarily from higher staff utilization, increases in billing rates, and improvements in individual project profitability.

     General and Administrative Expenses. General and administrative expenses increased by $2.3 million, or 39.9%, from $5.9 million in the first nine months of 1996 to $8.2 million in the first nine months of 1997, increasing from 12.4% of revenue in 1996 to 13.3% of revenue in 1997. The increase in general and administrative expenses reflected the general increase in the level of spending necessary to support the growth in revenues. The increase in general and administrative expenses as a percentage of revenue resulted primarily from increases in professional fees, rent, and personnel costs, partially offset by lower training costs as a result of a state training grant.

     Operating Income. As a result of the foregoing, the Company's operating income increased by $3.8 million, or 58.5%, from $6.4 million in the first nine months of 1996 to $10.2 million in the first nine months of 1997 and increased from 13.6% of revenue in 1996 to 16.4% of revenue in 1997.

     Other Income (Expense). Other income (expense) was ($104,900) in the first nine months of 1996 and $484,500 in the first nine months of 1997. In 1997, this income consisted principally of interest income on the proceeds from the Company's June 1997 initial public offering. In 1996, this expense consisted primarily of interest expense paid on the related party debt, partially offset by interest income from cash and investment balances. In 1997, this income consisted primarily of interest income from cash and investment balances, partially offset by interest expense paid on the related party debt, the Company's line of credit and its capital lease. The related party debt was repaid during the second quarter of 1997.

     Net Income. Pro forma net income increased by $2.7 million, or 71.1% from $3.8 million in the first nine months of 1996 to $6.5 million in the first nine months of 1997. Pro forma results assume the Company was a C corporation throughout the periods presented. During the second quarter of 1997, the Company converted from S Corporation to C Corporation tax status and as a result recognized a $4.5 million charge to establish a deferred tax liability.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and investments were $43.8 million at September 30, 1997, compared to $5.5 million at December 31, 1996. Increases in cash and investments at September 30, 1997 were attributable primarily to the proceeds from the Company's June, 1997 initial public offering. The Company's working capital was $46.4 million at September 30, 1997, and $12.1 million at December 31, 1996.

     The Company's operating activities provided cash of $12.2 million for the nine months ended September 30, 1997, compared to $11.3 million for the same period in 1996. The increase in cash provided from operations resulted primarily from improved operating income, and increases in accounts payable, accrued expenses, and other liabilities. These increases were partially offset by differences in the timing of billings and collections.

     Investing activities used cash of $36.8 million in the nine months ended September 30, 1997, compared to the use of $3.6 million for the same period in 1996. Cash used for investing in the nine months ended September 30, 1997, consisted primarily of the net purchase of investments from the proceeds of the Company's initial public offering and the purchase of $3.0 million in computer equipment, furniture, and other fixed assets.

     Financing activities provided cash of $29.0 million in the nine months ended September 30, 1997 compared to the use of $3.4 million for the same period in 1996. Increases in cash provided from financing activities consisted primarily of $38.9 million in proceeds from the issuance of common stock from the Company's initial public offering and $4.7 million in proceeds from the exercise of options, partially offset by repayments of $3.8 million in shareholders loans and distributions, prior to the Company's initial public offering, of approximately $9.9 million in prior period earnings to S corporation shareholders.

     The Company has a $7.5 million unsecured revolving line of credit with a commercial bank, which bears interest at the 30-day LIBOR rate, plus 1.75% (5.66% on September 30, 1997). The Company utilizes this line of credit to finance a portion of its working capital needs. There was no balance outstanding as of September 30, 1997, or on December 31, 1996.

     During the second quarter, the Company converted from S Corporation to C Corporation tax status and as a result recognized a $4.5 million charge to establish a deferred tax liability. This tax liability will become due ratably over the four years beginning with 1997.

     During 1997, the Company expects to make between $3.5 million and $4.0 million in capital expenditures, primarily for office furniture, computer and office equipment and leasehold improvements to support the anticipated growth in its professional and administrative staff. Capital expenditures in the first three quarters of 1997 were $3.0 million. Capital expenditures currently are expected to be funded from available cash, although the Company may consider alternative financing methods, such as equipment leases or asset based borrowings.


EFFECTS OF INFLATION

     Inflation has not had a significant effect on the Company's business during the past three years. The Company cannot predict what effect, if any, inflation may have on its future results of operations.

                          PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

(c)      Sales of Unregistered Securities


     On August 22, 1997, the Company issued 12,000 options having a per share exercise price of $20.00 and 500 shares of stock to an outside director of the Corporation in accordance with the Company's policies relating to outside director compensation. The options vest ratably over a three year period. Additionally, pursuant to the Corporation's Amended and Restated Equity Participation Plan (the "Plan"), the Corporation granted options to purchase an aggregate of 104,950 shares of Common Stock to a total of 91 employees. These options vest ratably over a five year period and have a per share exercise price of $20.00 per share. During the third quarter, a total of 13,830 shares were issued to 10 employees upon their exercises of options granted pursuant to the Plan. The weighted average exercise price for these shares was approximately $1.17 per share. Each of these transactions was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) and the rules promulgated thereunder.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         27. Financial Data Schedule

(b)      Current Reports on Form 8-K

         1. Dated August 22, 1997; Filed August 28, 1997
           Re: Election of Outside Directors.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RWD TECHNOLOGIES, INC.



                                  By:   /s/ Ronald E. Holtz
                                     ---------------------------------------
                                     Ronald E. Holtz
                                     Vice President, Chief Financial Officer
                                     and Director
Dated: November 7, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       NAME                         CAPACITY                        DATE
       ----                         --------                        ----


-------------------  Chairman of the Board,                   November 11, 1997
Robert W. Deutsch    Chief Executive Officer and Director


-------------------  Vice President, Chief Financial Officer  November 11, 1997
Ronald E. Holtz      and Director
