Form 10-K
period 1997-12-31
RWD TECHNOLOGIES INC
filed 1998-03-25
CIK 1032373

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For the fiscal year ended                                Commission File No.
December 31, 1997                                         0-22145

                            RWD TECHNOLOGIES, INC.
              (Exact name of registrant as specified in charter)

            MARYLAND                                   52-1552720
(State or other jurisdiction of                       (IRS employer
 incorporation or organization)                    identification No.)

10480 LITTLE PATUXENT PARKWAY, COLUMBIA, MARYLAND         21044
(Address of principal executive office)                 (Zip Code)

      Registrant's telephone number, including area code:  (410) 730-4377

          Securities Registered Pursuant to Section 12(b) of the Act:
                                     NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                                Title of Class:
                                ---------------

                    COMMON SHARES, PAR VALUE $.10 PER SHARE

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ ].

        As of February 27, 1998, the aggregate market value of the voting stock held by nonaffiliates was approximately $94,652,000.

As of February 27, 1998, 14,645,792 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the definitive Proxy Statement for the Annual Meeting of
           Stockholders of RWD Technologies, Inc. are incorporated
                           by reference in Part III.

================================================================================

                            RWD TECHNOLOGIES, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                    PART I
Item 1.  Business........................................................    1

Item 2.  Properties......................................................   10

Item 3.  Legal Proceedings...............................................   10

Item 4.  Submission of Matters to a Vote of Security Holders.............   10

                                    PART II

Item 5.  Market for the Company's Common Equity and
         Related Stockholder Matters.....................................   11

Item 6.  Selected Consolidated Financial Data............................   12

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................   12

Item 8.  Financial Statements............................................   19

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure............................................   19

                                   PART III

Item 10. Directors and Executive Officers of RWD Technologies, Inc.......   19

Item 11. Executive Compensation..........................................   19

Item 12  Security Ownership of Certain Beneficial Owners
         and Management..................................................   19

Item 13. Certain Relationships and Related Transactions..................   19

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.............................................   20

SIGNATURES...............................................................   21

                                    PART I

ITEM 1.  BUSINESS

     RWD Technologies, Inc., (RWD) provides a broad range of integrated solutions designed to improve the productivity and effectiveness of workers in complex operating environments. As the scope and complexity of technology used by businesses accelerates and the global business environment becomes more competitive, companies are increasingly focused on maximizing the return on their advanced technology investments. To achieve this goal, companies must ensure their employees receive effective performance support, including the information systems, performance support tools, and training to operate these advanced systems effectively.

     Founded in 1988, RWD initially provided performance support services such as training and hard copy documentation to plant personnel in large industrial companies employing complex manufacturing systems and technologies. In recent years, the Company has expanded its performance support services to include the design, development, and implementation of customized information technology solutions, including enhanced user interface (EUI) systems, electronic performance support systems (EPSS), electronic document management systems
(EDMS), remote diagnostic systems, sales force automation, and Internet/intranet applications. More recently, RWD has expanded its services to include end user training and performance support services essential to the effective implementation of enterprise-wide business process reengineering efforts (particularly SAP software implementation) and lean manufacturing consulting. All of the Company's services are designed to improve its clients' product quality, worker productivity, and competitiveness and to ensure our clients receive an attractive return on their technology investments. RWD's services integrate comprehensive expertise in information technology, performance support, enterprise systems implementation support, and lean manufacturing consulting in a coordinated manner and customized to the individual needs of each client. The Company believes its focus on end user performance, embedded in all its service offerings, differentiates the Company from many of its competitors in the performance support and information technology services marketplaces. The Company's registered service mark, "We bring people and technology together,"(R) succinctly describes the Company's activities.

     RWD was founded in January 1988 by Dr. Robert W. Deutsch and Mr. John H. Beakes. For the 21 years prior to founding RWD, Dr. Deutsch was the Chief Executive Officer of General Physics Corporation (General Physics), a company he founded while a professor of nuclear science and engineering at The Catholic University of America in Washington, D.C. Mr. Beakes is a graduate of the U.S. Naval Academy and served for 8 years in the U.S. Navy's Nuclear Submarine Service. He joined General Physics in 1974 and had advanced to the position of Executive Vice President and Chief Operating Officer by 1985. A change of control and resulting shift in operating philosophy precipitated Dr. Deutsch's and Mr. Beakes's decision to leave General Physics at the end of 1987.

     Dr. Deutsch and Mr. Beakes believed large U.S. industrial companies were making substantial investments in automation and other advanced operating technologies but achieving relatively low returns on these investments. They concluded this was the result of plant workers having inadequate training and performance support systems. Dr. Deutsch and Mr. Beakes formed RWD with the objective of applying proven performance support methodologies to large U.S. industrial companies. The Company's first significant client was Chrysler.

     The Company's client list has grown to include other clients in the automotive industry, as well as clients in the telecommunications, consumer products, pharmaceutical, and petrochemical industries, among others. In 1997, RWD provided services to 96 companies in 20 industries. Among these clients were seven of the Fortune 10 companies. The Company's clients include Bristol-Myers Squibb, Chevron, Chrysler, MediaOne, Deere & Company, Detroit Edison, Dow Chemical, Ford, Merck, Procter & Gamble, Bell Atlantic, Boston Edison, Dow, Steelcase, and Visa. Chrysler engagements generated 33.9 percent, 28.5 percent, and 28.1 percent of total revenue in 1995, 1996, and 1997, respectively. Ford engagements generated 14.0 percent of total revenue in 1997. No other client generated more than 10 percent of total revenue in any of these periods.

RWD's SERVICES

     The Company's core services are as follows:

     Information Technology.   The Company's Information Technology services
include the design and implementation of customized enhanced user interface
(EUI) systems, electronic performance support systems (EPSS), and electronic document management systems (EDMS), all of which give the end user easy access to information critical to operating advanced technology effectively. These information technology solutions and services include client/server applications development, implementation and support; Internet/intranet technology solutions; software development; systems integration; and strategic management consulting. The Company's Information Technology services incorporate multimedia, detailed graphics, and animation to generate intelligent learning tools and systems to support human performance. RWD provides Information Technology services to clients in a number of industries such as telecommunications, automotive and industrial manufacturing, public utilities, and financial services. RWD has designed and implemented EUI-based client/server systems for remote workers in the office furniture, pharmaceutical, publishing, and agricultural machinery industries. RWD also designs and implements remote diagnostic systems and sales force automation systems and works with document management software manufacturers to provide comprehensive enterprise-wide EDMS solutions. In addition, RWD is involved in several projects that rely on Internet technology as a platform for communication and information transfer in a variety of industries. These projects include developing intranets, designing remote diagnostic information systems, and related projects. Information Technology services generated $9.4 million (or 19.9%), $16.5 million (or 25.4%), and $22.4 million (or 26.1%) of total revenue in 1995, 1996, and 1997, respectively.

     The following are examples of the Company's Information Technology projects:

     . An international hotel chain using a text-based, computer reservation system engaged the Company to design an EUI system to enable the client's reservations center operators to handle incoming calls more quickly and to market the chain's services more effectively. RWD designed an EUI system, that was integrated with the client's existing reservation system, resulting in an intuitive graphical interface. This replaced the existing system, which required the operator to use up to 12,000 different codes. The Company's EUI system significantly shortened operator training time, time to competency, and call handling time, thereby resulting in increased caller satisfaction and improved overall sales effectiveness. The chain's 1,800 reservation agents now use the Company's EUI system to annually log approximately 25 million calls worldwide.

     . A major pulp and paper manufacturer, faced with the challenge of transferring expert-level knowledge from its most experienced operators to its newer workers, selected RWD to design and implement a stand-alone EPSS. This EPSS is designed to reduce plant downtime and improve product quality by providing job-related practical knowledge and structured training information to all operators on the plant floor, whenever needed. This just-in-time information system includes operating procedures, equipment and process chemistry information, problem-solving guidance, and training. The system uses text, photos, graphics, animation, and video to explain concepts and provide information.

     . A consortium of major oil companies and a foreign government needed to manage more than 150,000 technical documents to construct and safely operate a large offshore oil platform. RWD designed an extensive EDMS that incorporated intuitive navigational strategies so end users could readily access the required documents. End users accustomed to 8- to 10-minute document retrieval times now experience an on-screen document delivery rate of 4 seconds, with printouts available in less than 1 minute.

     Enterprise-Wide Systems Implementation Support.   Capitalizing on its end
user focus and performance support expertise, RWD has developed a rapidly growing service area supporting the implementation of enterprise-wide software applications, principally SAP. The Company uses its standardized performance-based training approach to support multiyear, high-cost, enterprise-wide software implementation efforts of Fortune 500 companies. This approach is designed to ensure that system end users have the knowledge and tools necessary to operate effectively during enterprise-wide software implementations. As with its other support services, the Company's software implementation support tools include online help systems that provide end users with immediate access to information specific to their identified tasks.

     In 1997, RWD formalized its relationship with SAP America, Inc., becoming an R/3 implementation partner. The Company has establishing a laboratory to demonstrate SAP's InfoDB product and now jointly markets implementation services and contracts to provide services directly to SAP.

     During 1996, RWD entered into a strategic alliance with Price Waterhouse, an international consulting firm and leading provider of enterprise-wide software implementation services. Under this nonbinding arrangement, the Company provides performance support services in joint software implementation engagements with Price Waterhouse. Through this relationship, Price Waterhouse and the Company have worked together to assist clients in their enterprise-wide software implementation efforts. During 1997, the Company added 22 enterprise-wide software implementation training and documentation clients, 19 of these after the formalization of its relationship with SAP. Enterprise-wide Software Implementation Support services generated $7.6 million (or 16.2%), $13.4 million (or 20.7%), and $17.8 million (or 20.8%) of total revenue in 1995, 1996, and 1997, respectively.

     The following is an example of the Company's enterprise software implementation projects:

     . An international chemical company engaged RWD to provide performance support to the client's employees during its multiyear, global implementation of SAP enterprise-wide software. RWD prepared and presented classroom and on-the-job materials and training. Each training course contained an appropriate level of concepts, a series of job aids, and scenario-based, hands-on exercises that made the SAP software easier for the employees to understand and use. RWD also designed online support tools that provide users with immediate access to information specific to their tasks. Deploying RWD training and support materials has resulted in reduced time spent in training and has improved time to competency of the client's end users.

     Performance Support.   RWD provides a broad range of end user performance
support services. These services encompass the design, development, and delivery of information to end users of complex technology and use the full spectrum of electronic and paper-based delivery technologies, including designing and presenting classroom and plant floor training; developing and managing hard copy training materials, technical procedures, and documentation; designing and developing customized job aids; and acting as plant floor consultants to ensure proper integration of equipment and systems and reduction of plant downtime.
The Company believes it is essential that the delivery systems used to impart knowledge to workers be cost-effective and readily accepted by workers. Personnel who operate and maintain high-technology equipment often have little experience using computers or other advanced technologies. RWD uses a performance-based approach to training that focuses on streamlining training content to include only the information required to perform each task effectively. The Company's training materials make extensive use of graphical representations of information. The Company believes these mental models are particularly effective in facilitating quick and accurate comprehension and decreasing training delivery costs.

     RWD's documentation services are integral and complementary to its performance-based training approach. These services include data collection and the creation, management, and distribution of engineering, operating, and technical information in electronic, intranet, and paper-based formats. Documentation services also include upgrading existing documentation and capturing best operating practices, which are then presented concisely in steps that are accurate, user focused, easy to follow, and error resistant. RWD documentation services make extensive use of graphics to illustrate how equipment operates and create technical descriptions that help personnel develop strong cognitive models of the equipment they operate.

     RWD's performance support services are delivered to many industries, including manufacturing and process industries, telecommunications, consumer products, and pharmaceuticals. A significant portion of these services is provided to the automotive industry in connection with the launch of new and redesigned vehicles. In addition, the Company provides training courses for engineers, operators, and maintenance and laboratory personnel. The Company believes its expertise in performance support services provides a foundation for all its other services and often serves as an effective first step in assisting clients in their migration to more advanced performance support technologies. Performance Support services generated $26.3 million (or 55.8%), $27.4 million (or 42.1%), and $31.8 million (or 37.1%) of total revenue in 1995, 1996, and 1997, respectively.

     The following are examples of the Company's Performance Support projects:

     . Since 1990, RWD has worked together with a large U.S. automobile manufacturer to provide technical training to the manufacturer's plant-floor workers in locations world-wide. This training is designed to increase worker competency in connection with the launch of new and redesigned vehicles. RWD's customized performance-based training programs have resulted in significantly reduced classroom time and training costs. RWD instructors also function as plant floor consultants, engaging in systems integration and preparing workers to troubleshoot malfunctioning equipment.

     . A major oil company engaged RWD to help increase refinery run times and reduce the frequency and duration of unit shutdowns. To accomplish this goal, the Company developed user-friendly, task-oriented operating manuals and procedures and performance-based training courses. RWD also helped the client develop a laboratory calibration and maintenance program.

     Lean Manufacturing Consulting. RWD is a leading provider of lean manufacturing expertise to U.S. industry. The Company's Lean Manufacturing Consulting services include developing and deploying entire production systems, as well as designing and presenting specialized lean manufacturing training workshops to illustrate and teach the benefits of lean manufacturing. The objective of lean manufacturing is to achieve world-class quality and cost performance based on continuous improvement and the elimination of waste. The major components of lean manufacturing, a system developed and refined by the Japanese, include high machine reliability, level production, just-in-time material control, "stop-the-line" operating procedures, and the human systems that support this manufacturing philosophy. This system uses specific, simple-to-understand tools, including mistake-proofing, standardized work procedures, and housekeeping techniques. RWD provides lean manufacturing implementation guidance through a team of experts who have substantial experience using and deploying this systems approach to manufacturing. Lean Manufacturing Consulting services generated $3.8 million (or 8.1%),
$7.7 million (or 11.8%), and $13.7 million (or 16.0%) of total revenue in 1995, 1996, and 1997, respectively.

     The following is an example of the Company's Lean Manufacturing Consulting projects:

     . In planning to manufacture a new engine at its plant in Europe, a large automobile manufacturer projected requirements based on a traditional mass manufacturing approach. RWD was asked to work with the manufacturer's managers to assess the changes in processes that could be made by applying lean manufacturing principles. The critical issues facing the RWD team were reengineering the material supply system and labor usage within the production process. RWD placed a team of experienced lean manufacturing personnel on-site to perform the necessary assessments and then to implement the recommended lean manufacturing approaches on the engine production line. Based on the early success of the Company's initial 5-month effort and other services provided by RWD, the client asked RWD to help implement lean manufacturing concepts in all of its world-wide operations.

INDUSTRIES AND CLIENTS SERVED

     The Company has provided services to clients in the following industries:

                                  INDUSTRIES
Automotive Manufacturing           Healthcare                         Publishing
Automotive Components              Hotel                              Pulp and Paper
Biotechnnology                     Industrial Manufacturing           Restaurant
Chemical                           Office Furniture                   Software
Computer Systems                   Package Delivery                   Telecommunications
Consumer Products                  Petroleum                          Utilities
Electronics                        Pharmaceutical                     Wholesale/Retail
Financial Services

     The following is a list of representative clients served by the Company during 1997. These clients generated, in the aggregate, more than 90% of the Company's 1997 revenues.

                                    CLIENTS
Adaptec                            BC Telecom, Inc.                   Bell Atlantic
BellSouth Telecommunications       Blandin Paper Company              Boston Edison Company
Bristol-Myers Squibb Company       Chevron U.S.A. Products Company    Chrysler Corporation
CIGNA Company                      Deere & Company                    The Detroit Edison Company
The Dow Chemical Company           Ford Motor Company                 Frito-Lay, Inc.
Genentech Inc.                     General Motors Corporation         Hitachi America Ltd.
Houston Lighting & Power Company   International Business Machines    Kohler
MediaOne                           Merck & Co., Inc.                  Microsoft Corporation
Mobil Oil Corporation              Pennzoil Products Company          Price Waterhouse LLC
The Procter & Gamble Company       SAP America, Inc.                  Simon & Schuster
Stanford University                Steelcase, Inc.                    UAW Ford
Visa                               Whirlpool Corporation

     Chrysler, the Company's largest client, generated 33.9%, 28.5%, and 28.1% of total revenue in 1995, 1996, and 1997, respectively. Ford generated 14.0% of total revenue in 1997. No other client generated more than 10% of total revenue in any of these periods. The Company's top five clients in 1995, 1996, and 1997 generated an aggregate of 57.8%, 51.4%, and 56.8% of total revenue in each of these respective periods. Automotive industry clients generated an aggregate of 43.5%, 40.7%, and 44.3% of total revenue in 1995, 1996, and 1997, respectively.


COMPANY ORGANIZATION AND METHODOLOGIES

     Adaptable Organizational Structure.   The Company's organizational
structure provides its employees with clearly defined roles and accountability across all levels of the organization. This well-defined structure is formally evaluated on a semiannual basis and modified as necessary to adapt to changing client demands, introduction of new services, and expansion and diversification of the Company's client base. The Company has a divisional structure, with each division organized into five tiers: team members, team leaders, managers, directors, and a vice president. Specifically defined responsibilities, communicated through formal training programs and review processes, exist at each level. Each team leader, manager, director, and vice president generally has no more than five individuals reporting directly to him or her. All professionals in each division are involved directly in client engagements. The Company believes its flexible, adaptable organizational structure and formal periodic evaluations of this structure are important elements in successfully managing the rapid growth of its business and its ability to adapt to changing market demands while maintaining profitability and high-quality services.

     Project Management. RWD's project management process is critical to the Company's ability to satisfy its clients. The Company's project management process is used throughout all phases of an engagement and includes controls and review processes to ensure each project is delivered in a high-quality, cost-effective, and timely manner. The project manager has primary responsibility for the success of the engagement, including managing project costs and staff schedules, service quality, and the client relationship. The project manager is supported in these efforts by the project director, a designated senior individual with extensive project management experience. The project management process includes processes for identifying and assessing project risks, as well as mechanisms to help the project manager communicate project challenges to the project director and senior management before those challenges escalate. In addition, the process places significant emphasis on client feedback through regular client alignment meetings. These client review meetings ensure continuous agreement on project goals and expectations, leading ultimately to client satisfaction with the results. Once an engagement is completed, the Company assesses the extent to which the project team met client expectations and evaluates the effectiveness of RWD's project management process. The Company uses this analysis to support its continuous improvement process.

      Project managers are certified only after completing a rigorous 1-year training process that includes classroom and on-the-job training and an oral examination before senior management. All RWD engagements are managed by a certified project manager (or by an in-training project manager working under the supervision of a certified project manager) and a project director. In addition, all levels of management maintain technical proficiency to enable them to direct projects.

     Technical and Management Skills and Training.   The Company's employees
have diverse educational and employment backgrounds, including engineering, advanced manufacturing, computer systems analysis and design, technical writing and editing, and graphic arts. Many have advanced degrees in a wide range of technical disciplines, including chemical, computer systems, electrical, industrial, mechanical, nuclear, and software engineering; instructional system design; and organizational development. This breadth of expertise enables the Company's professionals to interact with and understand the performance challenges encountered by client personnel across a broad range of industries. The Company employed 791 persons as of December 31, 1997.

     The Company's use of internally developed, standardized tools and methodologies and its strict adherence to a structured project management process enable the Company to deliver consistent, high-quality services while rapidly increasing the size of its workforce. The Company places significant emphasis on training its employees to understand and apply the Company's service methodologies and management processes. The Company uses a combination of more than 200 hours of internally developed courses and externally provided courses to provide this and other technical training. Employees are encouraged to become trained in the Company's proprietary service methodologies. Employees also participate in internal and external training in specific technologies such as enterprise-wide software implementation, object-oriented design, relational database design, software configuration management, software programming languages (e.g., Visual C++, Visual Basic, MacApp, Java, and JavaScript) and document management software. Employees are encouraged and provided with financial support to enroll in advanced training and degree programs to increase their technical and management capabilities.

     Recruiting and Employee Retention.   RWD places significant emphasis on
attracting, developing, and retaining a highly skilled and motivated workforce. The Company recruits personnel through a variety of methods, including on-campus recruiting, internet recruiting, postings at conferences, and advertising in newspapers and technical publications. The Company actively recruits entry-level personnel at selected college campuses and maintains a Web site targeted to potential recruits. The Company has a policy of promoting from within whenever appropriate and also actively recruits employees with in-depth expertise in technical areas in which the Company currently provides services or expects to provide services in the future. From time to time, the Company uses technical recruiters to fill specific staffing needs. The Company engages a limited number of technical personnel on a consulting basis when appropriate to support particular client needs.

     The Company's culture, its emphasis on training, and the design of its compensation structure have been coordinated to attract, develop, and retain qualified and motivated professionals. The Company's culture is captured and communicated through its Mission, Values, and Guiding Principles. Senior management expends significant effort in communicating these principles to new employees and to incorporating these values into the day-to-day operation of the Company. The Company believes this effort has played a significant role in maintaining its culture and guiding the actions of its employees. The

Company also strives to provide a challenging work environment and competitive employee reward system. Additionally, the Company is committed to significant and broad-based employee stock ownership, believing this maximizes employees' dedication to the Company's growth and profitability. In addition to the co-founders' 62.0%, fully diluted equity ownership of the Company, 544 persons (or 68.8%) of the Company's employees as of December 31, 1997, held options to purchase, in aggregate, 17.4% of the fully diluted equity of the Company.

     The Company's turnover rate in 1995, 1996, and 1997 was approximately 17.4%, 14.2%, and 16.8%, respectively. The Company considers its culture, morale, and employee motivation to be excellent and key components of its success to date.

     Sales and Marketing.   All RWD business is developed by senior management
and the technical personnel who manage client relationships and develop solutions for clients rather than through a dedicated sales force. RWD professionals who have worked closely with clients to solve complex technical problems are best able to understand and communicate the Company's skills and services to existing and prospective clients. This approach also contributes to the Company's ability to establish and maintain long-term client relationships. In addition to supporting existing client relationships, RWD's senior management markets the Company's services at industry trade shows and delivers presentations and papers at conferences. As a result, potential clients in new and currently served industries have an opportunity to learn more about Company services. The Company actively seeks to leverage existing client and strategic relationships such as those with SAP, Price Waterhouse, Documentum, and Peoplesoft to increase its exposure within and across industries and ultimately expand its client base. The Company also distributes a quarterly newsletter that highlights results of RWD projects to approximately 12,000 personnel of existing and potential clients. Finally, RWD works closely with software vendors to generate engagements in which their software products are incorporated into RWD solutions.


COMPETITION

     The Company's service areas are highly competitive and subject to both low barriers to entry and rapid change. The Company faces competition for client assignments from a number of companies having significantly greater financial, technical, and marketing resources and greater name recognition than RWD. Principal competitors for the Company's services include consulting practices of the largest national accounting firms, as well as professional services groups of many large technology and management consulting companies. The Company also competes with smaller regional or local service providers whose specific, more narrowly focused service offerings may be more attractive to potential clients of the Company. In addition, clients may elect to use internal resources to satisfy their needs for the services the Company provides. The Company believes that the principal competitive factors in its industry are quality of service, breadth of service offerings, reputation of the service provider, and price. The Company believes it competes effectively with respect to each of these factors.


INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     The Company relies on a combination of confidentiality and other contractual arrangements and trade secret, copyright, and trademark laws to protect its proprietary rights. The Company generally enters into confidentiality agreements with its employees and clients, thereby seeking to limit distribution of proprietary information. A substantial majority of the Company's employees are not bound by their confidentiality agreements once their employment has been terminated, although the Company believes common law generally prohibits these employees from disclosing to third parties proprietary information of the Company. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use of and take appropriate steps to enforce its intellectual property rights.

     Software developed and other materials prepared by RWD in connection with client engagements are usually assigned to the clients. The Company retains the right to its general know-how and general applications such as software diagnostic and development tools.

     The "RWD Technologies, Inc." logo, "RWD ProVision," "Continuous Improvement by All Employees," and the phrase, "We bring people and technology together," are registered service marks of the Company. "Globally Serving a High-tech World," "RWD InfoVision," "RWD PBA," "RWD PerformanceVison," and "We bring people and technology together" (with graphic) are service marks of the Company. The Company holds no patents. The Company may file additional copyright applications for certain software it develops in the future.


RISK MANAGEMENT

     The Company is subject to potential claims by dissatisfied clients that the Company's services did not achieve the results expected by those clients or that errors or omissions by the Company's employees contributed to disruptions in the clients' operations. To mitigate this risk, RWD seeks to clearly articulate, prior to commencement of each project, both the scope of services to be provided and the solution to be achieved. The Company holds regular alignment meetings with each client while services are being provided so that any problems can be discovered and then corrected as early in the project as possible. This procedure is intended to allow RWD to regularly ascertain and meet client expectations during all phases of each project. In addition, RWD's standard contract terms limit the Company's liability to the amount of the fee payable to RWD under the contract. Despite these procedures, it is possible that the Company may become subject to a claim from a dissatisfied client, although the Company has never been subject to litigation by a client arising out of RWD's services.

     The Company carries comprehensive liability and property damage insurance in amounts it considers sufficient to cover these types of potential losses. However, the Company is self-insured against any other claims by clients related to services provided by RWD.


ITEM 2.  PROPERTIES

     RWD leases approximately 88,000 square feet of space for its executive offices at 10480 Little Patuxent Parkway, Columbia, Maryland. This lease expires on December 31, 2003. The Company leases 12 additional offices covering an aggregate of approximately 64,000 square feet in Atlanta, Georgia; Auburn Hills, Michigan; Berlin, Connecticut; Boston, Massachusetts; Cincinnati, Ohio; Dearborn, Michigan; Houston, Texas; Huntsville, Alabama; Lexington, Kentucky; Pleasanton, California; Princeton, New Jersey; and Sacramento, California. Each of these offices is located near one or more significant clients of the Company. The Company believes that all these leases can be renewed or alternative space obtained. Aggregate annual rent for the Company's corporate headquarters and satellite offices is approximately $2.6 million. The Company's strategy is to locate offices in areas where it has significant client work. From time to time, the Company uses office space provided at client sites to facilitate performance of its services and maximize client contact. The Company expects to open an office in London in 1998. The Company anticipates that additional office space will be required within the next 12 months and believes appropriate facilities can be leased at locations convenient to its existing offices and headquarters.


ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is a party to routine litigation in the ordinary course of business. However, the Company is not currently a party to any material litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.

                                   PART II.

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has traded on the Nasdaq Stock Market since its initial public offering on June 19, 1997. Its trading symbol is RWDT. The following table sets forth, for each quarterly period indicated, the high and low last sale price for the common stock as reported by the Nasdaq National Market.


        1997                                  High     Low
        2nd Quarter (beginning June 19)      $18.25   $16.88
        3rd Quarter                           25.63    16.75
        4th Quarter                           25.75    18.00
        1998
        1st Quarter (through February 27)     23.75    17.25

     No dividends were declared on the Company's common stock during the year ended December 31, 1997, and the Company does not anticipate paying dividends in the foreseeable future.

     The number of registered shareholders of record as of February 27, 1998, was 1,734.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's Financial Statements, and related Notes thereto and other financial information included elsewhere in this 10-K. The balance sheet and income statement data at and for the years ended December 31, 1993, 1994, 1995, 1996, and 1997 are derived from the Company's Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants.

                                                         Year Ended December 31,
                                           ---------------------------------------------------
                                            1993       1994       1995      1996       1997
                                            (In thousands, except per share and share data)
Income Statement Data:
  Revenue................................. $18,418    $29,424    $47,132    $65,006    $85,670
  Cost of services........................  14,654     21,751     35,269     48,132     60,785
                                           -------    -------    -------    -------    -------
  Gross profit............................   3,764      7,673     11,863     16,874     24,885
  General and administrative
    Expenses..............................   2,157      3,515      5,212      8,137     11,141
                                           -------    -------    -------    -------    -------
  Operating income........................   1,607      4,158      6,651      8,737     13,744
  Other income (expense), net.............    (368)      (185)      (121)      (123)       982
                                           -------    -------    -------    -------    -------
  Income before taxes.....................   1,239      3,973      6,530      8,614     14,726
  Provision for income taxes..............      45         60        168        365      8,053
                                           -------    -------    -------    -------    -------
  Net income.............................. $ 1,194    $ 3,913    $ 6,362    $ 8,249    $ 6,673
                                           =======    =======    =======    =======    =======
  Pro Forma Data(1):
      Provision for income taxes.......... $   508    $ 1,589    $ 2,612    $ 3,446    $ 5,725
      Net income.......................... $   731    $ 2,384    $ 3,918    $ 5,168    $ 9,001
                                           =======    =======    =======    =======    =======
      Earnings per share:
        Diluted calculation...............                       $  0.32    $  0.40    $  0.62
                                                                 =======    =======    =======
        Basic calculation.................                       $  0.38    $  0.47    $  0.71
                                                                 =======    =======    =======
      Weighted average shares
        Outstanding:
        Diluted calculation...............                        12,348     13,030     14,470
                                                                 =======    =======    =======
        Basic calculation.................                        10,220     10,902     12,747
                                                                 =======    =======    =======
BALANCE SHEET DATA (END OF YEAR):
      Cash and marketable securities...... $  2,292   $ 1,726    $ 2,394    $ 5,534    $40,045
      Working capital.....................    4,600     7,620     11,439     12,053     49,380
      Total assets........................   10,171    14,533     23,658     29,858     67,887
      Total debt..........................    4,677     4,276      6,500      3,925      1,101
      Stockholders' equity................    2,484     6,397     12,758     20,132     54,963

------------

(1) Prior to June 13, 1997, the Company was an S Corporation and, accordingly, was not subject to federal and certain state corporate income taxes. The pro forma information has been computed as if the Company were subject to federal and all applicable state corporate income taxes for all periods.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements contained in Management's Discussion and Analysis and elsewhere in this 10-K, including statements regarding development of the Company's services, markets, and future demand for the Company's services and other statements regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements include risks and uncertainties; consequently, actual results may differ materially from those expressed or implied thereby. Factors that could cause actual results to differ materially include, but are not limited to, reliance on a few key clients, reliance on strategic partners, concentration of revenues in the automotive industry, which is subject to cyclical and economic factors outside the Company's control, the Company's ability to effectively manage its growth, variability of operating results, various project risks associated with individual projects that could materially impact operating results, the Company's ability to attract and retain sufficient employees, dependence on key personnel, technological change, and substantial competition.


OVERVIEW

     RWD provides a broad range of integrated solutions designed to improve the productivity and effectiveness of workers in complex operating environments. The Company was founded in 1988 by Dr. Robert W. Deutsch, the Company's Chief Executive Officer, and Mr. John H. Beakes, the Company's Chief Operating Officer. Since 1991, its third year of operations, the Company has been profitable in every quarter. Since inception, the Company has significantly expanded its client base and the breadth of its service offerings. The Company initially offered Performance Support services, expanding into Information Technology services in 1990. Since that time, the Company has added Lean Manufacturing Consulting services in 1993, Enterprise-wide Systems Implementation Support services in 1994, and strategic management consulting in 1997. During 1997, RWD formalized its relationship with SAP America, Inc., becoming an R/3 implementation partner. The Company has established a laboratory to demonstrate SAP's InfoDB product and now jointly markets implementation service and contracts to provide services directly to SAP. In 1997, RWD provided services to 96 companies, including 45 new clients, in more than 20 industries. Automotive industry clients generated 43.5 percent, 40.7 percent, and 44.3 percent of total revenue in 1995, 1996, and 1997, respectively. Chrysler represented 33.9 percent, 28.5 percent, and 28.1 percent of revenues in 1995, 1996, and 1997, respectively. Ford generated 14.0 percent of revenues in 1997. No other client generated greater than 10 percent of revenues between 1995 and 1997. The Company manages each project using proven state-of-the-art methodologies and formalized management techniques designed to ensure that each engagement meets the Company's high standards for quality and client satisfaction, as well as its profitability objectives.

     The majority of the Company's contracts are on a time-and-materials basis, although many of these contracts contain initial "not-to-exceed" fees and Company performance obligations. The remainder of the Company's contracts are on a fixed-price basis, particularly those related to the Company's Information Technology services. All revenue is recognized using the percentage-of-completion method. The Company typically bills contracts on a monthly basis, and senior management reviews outstanding accounts receivable balances weekly to monitor client satisfaction and collections. Historically, a large percentage of the Company's revenue has come from follow-on business from its existing clients. For example, in each of the past 3 years, more than 80 percent of the year's total revenue was generated by clients who had been clients in the previous year.

     Gross profit margins per project and professional staff utilization rates are critical to the Company's financial performance. The Company manages these parameters by carefully establishing and monitoring project budgets and timetables and by closely tracking staffing requirements for projects in progress and projects that are anticipated. The status of all projects in progress and personnel utilization are reviewed twice per month by project managers, first-line supervisors, and senior management to ensure client satisfaction and to monitor performance relative to internal financial and operating expectations. The number of professionals assigned to a project varies according to the size, complexity, duration, and demands of the project. Professional staff utilization rates vary from period to period not only because of variations in the Company's volume of business but because of the timing of employee vacations, hiring and training, the amount of time spent by employees on marketing, and project terminations or postponements. The Company has experienced some seasonality in its business, with higher levels of profitability and sequential growth in revenues in the first half of each year. This trend has resulted primarily from reduced utilization due to holidays and vacations in the second half of the year. Client engagements are generally terminable with little or no notice or penalty, and a client's unanticipated decision to terminate or postpone a project may result in higher than expected unassigned Company professionals or severance expenses.

     The principal components of cost of services are compensation and benefits to the Company's professional staff. Cost of services also includes training and travel expenses for the Company's professional staff, fees paid to subcontractors, and depreciation of capital equipment provided to the professional staff. The Company does not maintain a dedicated sales staff, and time devoted by professional personnel to marketing is included in cost of services, as are costs associated with administrative personnel that directly support the Company's professional staff. General and administrative expenses are primarily composed of salaries for corporate, accounting, other headquarters executive and administrative personnel, and other corporate overhead. The Company was an S Corporation until just prior to its initial public offering on June 19, 1997. The pro forma provision for income taxes assumes the Company was subject to federal, state, and local income taxes applicable to C Corporations for all periods and was calculated using an effective tax rate of 40.0 percent during these periods.


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, income statement data expressed as a percentage of revenue and the percentage change in such items versus the previous comparable period.

                                   Percentage of Revenue              Percentage Increase
                                  Year Ended December 31,                 (Decrease)
                                 -------------------------      ------------------------------
                                  1995      1996      1997      1995 to 1996      1996 to 1997
                                  ----      ----      ----      ------------      ------------
Revenue......................... 100.0%    100.0%    100.0%         37.9%            31.8%
Cost of services................  74.8      74.0      71.0          36.5             26.3
                                 -----     -----     -----       -------          -------
Gross profit....................  25.2      26.0      29.0          42.2             47.5
General and administrative
   expenses...................... 11.1      12.5      13.0          56.1             36.9
                                 -----     -----     -----       -------          -------
Operating income................. 14.1      13.4      16.0          31.4             57.3
Other income (expense), net...... (0.3)     (0.2)      1.2           2.2               nm
                                 -----     -----     -----       -------          -------
Income before taxes.............. 13.8      13.3      17.2          31.9             71.0
Provision for income taxes.......  0.4       0.6       9.4(1)      116.6          2,106.3(1)
                                 -----     -----     -----       -------          -------
Net income....................... 13.4%     12.7%      7.83%        29.7%           (19.1)%
                                 =====     =====     ======      =======         ========
Pro Forma Data(1):
     Provision for income taxes..  5.5%      5.3%      6.7%         31.9%            66.1%
     Net income..................  8.3%      8.0%     10.5%         31.9%            74.2%
                                 =====     =====     ======      =======         ========

--------
(1) During 1997, the Company converted from S corporation to C corporation tax status and, as a result, recognized a $4.5 million charge to establish a deferred tax liability. The pro forma information has been computed as if the Company were subject to corporate income taxes for all periods.


YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenue. Revenue increased by $20.7 million, or 31.8 percent, from $65.0 million in 1996 to $85.7 million in 1997. The Company experienced growth in all of its service areas in 1997 compared to the same period in 1996, with Performance Support services revenue increasing by 16.0 percent, from $27.4 million to $31.8 million; Enterprise-wide Systems Implementation Support services revenue increasing by 32.8 percent, from $13.4 million to $17.8 million; Information Technology services revenue increasing by 35.6 percent, from $16.5 million to $22.4 million; and Lean Manufacturing Consulting services revenue increasing by 78.3 percent from $7.7 million to $13.7 million. Performance Support services, Enterprise-wide Systems Implementation Support services, Information Technology services, and Lean Manufacturing Consulting generated 37.1 percent, 20.8 percent, 26.1 percent, and 16.0 percent of total revenue, respectively, in 1997.

     Revenue from the Company's largest client, Chrysler, increased by 29.6 percent, from $18.6 million in 1996 to $24.0 million in 1997, as a result of increases in Information Technology and Performance Support services, partially offset by decreases in Lean Manufacturing Consulting services provided by the Company. The Company's total employees grew 22 percent, from 648 at the end of 1996 to 791 employees at the end of 1997.

     Gross Profit. Gross profit increased by $8.0 million (or 47.5 percent), from $16.9 million in 1996 to $24.9 million in 1997, and increased from 26.0 percent of revenue in 1996 to 29.0 percent in 1997. This increase in gross margin resulted primarily from increases in billing rates charged to clients, increases in staff utilization rates, and improvements in individual project profitability.

     General and Administrative Expenses. General and administrative expenses increased by $3.0 million (or 36.9 percent), from $8.1 million in 1996 to $11.1 million in 1997, increasing from 12.5 percent of revenue in 1996 to 13.0 percent of revenue in 1997. This increase in general and administrative expenses as a percentage of revenue resulted primarily from increases in legal and accounting fees, marketing expenses, and recruiting costs, partially offset by savings in health insurance costs.

     Operating Income. As a result of the foregoing, the Company's operating income increased by $5.0 million (or 57.3 percent), from $8.7 million in 1996 to $13.7 million in 1997 and increased from 13.4 percent of revenue in 1996 to 16.0 percent of revenue in 1997.

     Other Income (Expense). Other income (expense) was ($123,100) in 1996 and $981,900 in 1997. In 1996, this expense consisted primarily of interest expense paid on the Stockholder Notes, partially offset by interest income from cash and investment balances. In 1997, this income consisted primarily of interest income from cash and investment balances including the proceeds from the Company's
June 1997 initial public offering, partially offset by interest expense paid on the Stockholder Notes and the Company's capital lease. The Stockholder Notes were repaid during the second quarter of 1997.

     Pro Forma Net Income. Pro forma net income increased by $3.8 million (or
74.2 percent), from $5.2 million in 1996 to $9.0 million in 1997. Pro forma results assume the Company was a C corporation throughout the periods presented. During the second quarter of 1997, the Company converted from S corporation to C corporation tax status and, as a result, recognized a $4.5 million charge to establish a deferred tax liability.


YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Revenue. Revenue increased by $17.9 million (or 37.9 percent), from $47.1 million in 1995 to $65.0 million in 1996. The Company experienced growth in each of its service areas from 1995 to 1996, with Enterprise-wide Systems Implementation Support services revenue increasing by 75.8 percent, from $7.6 million to $13.4 million; Lean Manufacturing Consulting revenue increasing by
102.6 percent, from $3.8 million to $7.7 million; Information Technology services revenue increasing by 76.2 percent, from $9.4 million to $16.5 million; and Performance Support services revenue increasing by 4.2 percent, from $26.3 million to $27.4 million. Performance Support services, Enterprise-wide Systems Implementation Support services, Information Technology services, and Lean Manufacturing Consulting services generated 42.1 percent, 20.7 percent, 25.4 percent, and 11.8 percent of total revenue, respectively, in 1996 compared to
55.8 percent, 16.2 percent, 19.9 percent, and 8.1 percent of total revenue, respectively, in 1995.

     Revenue from the Company's largest client, Chrysler, increased by 16.3 percent, from $16.0 million in 1995 to $18.6 million in 1996, primarily as a result of increases in Information Technology and Lean Manufacturing Consulting services provided by the Company.

     Gross Profit. Gross profit increased by $5.0 million (or 42.2 percent), from $11.9 million in 1995 to $16.9 million in 1996 and increased from 25.2 percent of revenue in 1995 to 26.0 percent of revenue in 1996. This increase in gross margin resulted from an increase in billing rates charged to clients, partially offset by a decline in professional staff utilization. In addition, reimbursable expenses made up a smaller proportion of revenue, increasing the gross margin because these expenses are reimbursed to the Company generally without significant markup.

     General and Administrative Expenses. General and administrative expenses increased by $2.9 million (or 56.1 percent), from $5.2 million in 1995 to $8.1 million in 1996, increasing from 11.1 percent of revenue in 1995 to 12.5 percent of revenue in 1996. This increase in general and administrative expenses as a percentage of revenue resulted primarily from increased rent associated with expansion of existing offices and increased depreciation associated with purchases of furniture, computer and office equipment, and leasehold improvements.

     Operating Income. As a result of the foregoing, the Company's operating income increased by $2.1 million or (31.4 percent), from $6.7 million in 1995 to $8.7 million in 1996 but declined from 14.1 percent of revenue in 1995 to 13.4 percent of revenue in 1996.

     Other Income (Expense). Other expense was ($120,500) in 1995 and ($123,100) in 1996. In both years, this expense consisted primarily of interest paid on the Stockholder Notes and the Company's line of credit, partially offset by interest income from cash balances.

     Pro Forma Net Income. Pro forma net income increased by $1.3 million (or
31.9 percent), from $3.9 million in 1995 to $5.2 million in 1996 but declined slightly from 8.3 percent of revenue in 1995 to 8.0 percent of revenue in 1996. Pro forma net income in 1995 and 1996 assumes the Company was taxed for federal and state income tax purposes as a C Corporation at an effective rate of 40.0 percent.

SELECTED QUARTERLY OPERATING RESULTS

      The following tables set forth unaudited income statement data for each of the eight quarters in the period beginning January 1, 1996, and ending December 31, 1997, as well as the percentage of the Company's total revenue represented by each item. In management's opinion, this unaudited information has been prepared on a basis consistent with the Company's audited annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.


                                                                THREE MONTH PERIOD ENDED
                                  --------------------------------------------------------------------------------------------
                                  MARCH 31,   JUNE 30,    SEPT. 30,   DEC. 31,    MARCH 31,   JUNE 30,    SEPT. 30,   DEC. 31,
                                  ---------   --------    ---------   --------    ---------   --------    ---------   --------
                                     1996       1996        1996        1996         1997       1997         1997       1997
                                  ---------   --------    ---------   --------    ---------   --------    ---------   --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Revenue                         $14,632     $15,999     $16,606     $17,769     $19,100     $ 20,706     $22,016     $23,849
  Cost of services                 10,863      11,717      12,382      13,170      13,413       14,273      15,768      17,332
                                  -------     -------     -------     -------     -------     --------     -------     -------
  Gross profit                      3,769       4,282       4,224       4,599       5,687        6,433       6,248       6,517
  General and administrative
    expenses                        1,820       1,938       2,107       2,272       2,686        2,782       2,738       2,936
                                  -------     -------     -------     -------     -------     --------     -------     -------
  Operating income                  1,949       2,344       2,117       2,327       3,001        3,652       3,510       3,582
  Other income (expense), net         (61)        (48)          4         (18)         22          (21)        484         497
                                  -------     -------     -------     -------     -------     --------     -------     -------
  Income before taxes               1,888       2,296       2,121       2,309       3,023        3,631       3,993       4,079
  Provision for income taxes           70          70          75         150         100        4,889 (1)   1,514       1,550
                                  -------     -------     -------     -------     -------     --------     -------     -------
  Net income (loss)               $ 1,818     $ 2,226     $ 2,046     $ 2,159     $ 2,923     ($ 1,258)    $ 2,479     $ 2,529
                                  =======     =======     =======     =======     -------     --------     -------     -------
  Pro Forma Data (1):
    Provision for income taxes        755         918         848         925       1,209        1,452       1,514       1,550
    Net income                    $ 1,133     $ 1,378     $ 1,273     $ 1,384     $ 1,814      $ 2,178     $ 2,479     $ 2,529
                                  =======     =======     =======     =======     =======      =======     =======     =======
    Pro forma earnings per share:
      Diluted calculation         $  0.09     $  0.11     $  0.10     $  0.11     $  0.14     $   0.16     $  0.16     $  0.16
                                  =======     =======     =======     =======     =======     ========     =======     =======
      Basic calculation           $  0.10     $  0.13     $  0.12     $  0.13     $  0.17     $   0.19     $  0.17     $  0.18
                                  =======     =======     =======     =======     =======     ========     =======     =======

    Weighted average shares
      outstanding:
        Diluted calculation        13,030      13,030      13,030      13,030      12,968       13,381      15,724      15,807
                                  =======     =======     =======     =======     =======     ========     =======     =======
        Basic calculation          10,902      10,902      10,902      10,902      10,918       11,408      14,237      14,424
                                  =======     =======     =======     =======     =======     ========     =======     =======


  Revenue                           100.0%      100.0%      100.0%      100.0%      100.0%       100.0%      100.0%      100.0%
  Cost of services                   74.2        73.2        74.6        74.1        70.2         68.9        71.6        72.7
                                  -------     -------     -------     -------     -------     --------     -------     -------
  Gross profit                       25.8        26.8        25.4        25.9        29.8         31.1        28.4        27.3
  General and administrative
    expenses                         12.4        12.1        12.7        12.8        14.1         13.4        12.4        12.3
                                  -------     -------     -------     -------     -------     --------     -------     -------
  Operating income                   13.4        14.7        12.7        13.1        15.7         17.6        15.9        15.0
  Other income (expense), net        (0.4)       (0.3)        0.1        (0.1)        0.1         (0.1)        2.2         2.1
                                  -------     -------     -------     -------     -------     --------     -------     -------
  Income before taxes                13.0        14.4        12.8        13.0        15.8         17.5        18.1        17.1
  Provision for income taxes          0.5         0.4         0.5         0.8         0.5         23.6         6.9         6.5
                                  -------     -------     -------     -------     -------     --------     -------     -------
  Net income                         12.5%       14.0%       12.3%       12.2%       15.3%        (6.1)%      11.3%       10.6%
                                  =======     =======     =======     =======     =======     ========     =======     =======
  Pro Forma Data (1):
    Provision for income taxes        5.2%        5.7%        5.1%        5.2%        6.3%         7.0%        6.9%        6.5%
    Net income                        7.7%        8.6%        7.7%        7.8%        9.5%        10.5%       11.3%       10.6%
                                  =======     =======     =======     =======     =======     ========     =======     =======

----------
(1) Prior to June 13, 1997, the Company was an S Corporation and, accordingly, was not subject to federal and certain state corporate income taxes. The pro forma information has been computed as if the Company were subject to federal and all applicable state corporate income taxes for all periods. In connection with its conversion from S Corporation to C Corporation status in June 1997, the Company recorded a one-time deferred tax liability of $4.5 million, which is included in the second quarter 1997 tax provision.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash and investments were $40.0 million as of December 31, 1997, compared to $5.5 million as of December 31, 1996. Increases in cash and investments as of December 31, 1997, were attributable primarily to proceeds from the Company's June 1997 initial public offering. The Company's working capital was $49.4 million as of December 31, 1997, compared to $12.1 million as of December 31, 1996.

      The Company's operating activities provided cash of $15.6 million for the year ended December 31, 1997, compared to $11.9 million and $3.0 million for the years ended December 31, 1996 and 1995, respectively. The increase in cash from operations in 1997 resulted primarily from higher operating income, increases in depreciation expense, accrued expenses, and other liabilities partially offset by increases in accounts receivable. The increase in cash provided by operations in 1996 compared to 1995 resulted from higher net income, depreciation, and accounts payable.

      Investing activities used cash of $38.2 million in the year ended December 31, 1997, compared to the use of $5.0 million and $4.0 million for the same periods in 1996 and 1995, respectively. Cash used for investing in the year ended December 31, 1997, consisted primarily of the net purchase of investments from the proceeds of the Company's initial public offering and purchases of capital assets. Cash used in investing in 1996 and 1995 consisted primarily of purchases of capital assets.

      Financing activities provided cash of $22.7 million in the year ended December 31, 1997, compared to the use of $3.8 million for the same period in 1996. Cash provided from financing activities for the same period in 1995 was $1.4 million. Increases in cash provided from financing activities in 1997 resulted primarily from the issuance of common stock in the Company's initial public offering and proceeds from the exercise of options, partially offset by repayments of shareholders' loans and distributions to S corporation shareholders of previous period earnings of the Company. Distributions in 1997 to S Corporation shareholders were approximately $16.4 million. In 1996 and 1995, financing activities consisted primarily of borrowings and repayments under the Company's line of credit.

      The Company has a $10.0 million unsecured revolving line of credit with a commercial bank, which bears interest at the 30-day LIBOR rate, plus 1.0 percent (6.2 percent on December 31, 1997). The Company has used this line of credit to finance a portion of its working capital needs. There was no balance outstanding as of December 31, 1997 or 1996.

      During the second quarter of 1997, the Company converted from S corporation to C corporation tax status and, as a result, recognized a $4.5 million charge to establish a deferred tax liability. This tax liability will become due ratably over the 4 years beginning with 1997.

      During 1997, the Company made $3.7 million in capital expenditures, primarily for office furniture, computer and office equipment, and leasehold improvements to support the growth of its professional and administrative staff. Capital expenditures during 1998 are currently expected to be between $5.0 million and $6.0 million, funded from available cash, although the Company may consider alternative financing methods, such as equipment leases or asset-based borrowings in future periods.


EFFECTS OF INFLATION

      Inflation has not had a significant effect on the Company's business during the past 3 years. The Company cannot predict what effect, if any, inflation may have on its future results of operations.

YEAR 2000

      The Company recognizes the need to ensure its operations will not be adversely affected by Year 2000 software failures. Specifically, software computational errors are a potential risk with respect to dates after December 31, 1999. The Company has made a preliminary assessment of its Year 2000 compliance issues and is developing plans to address such issues. Although the Company has not yet estimated the total costs needed for Year 2000 compliance, the Company does currently believe it will be able to upgrade and maintain its computer systems to recognize years beginning with 2000 and that the cost to do so will not be material to its financial position, liquidity, or results of operations.


ITEM 8.  FINANCIAL STATEMENTS

      The financial statements of the Company are included on pages 23 through 26.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in accountants, disagreements, or other events requiring reporting under this item.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF RWD TECHNOLOGIES, INC.

      Information required under this caption will be included in the Company's Definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of Stockholders, which will be filed on or before April 29, 1998, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      Information required under this caption will be included in the Company's Definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of Stockholders, which will be filed on or before April 29, 1998, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required under this caption will be included in the Company's Definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of Stockholders, which will be filed on or before April 29, 1998, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required under this caption will be included in the Company's Definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of Stockholders, which will be filed on or before April 29, 1998, and is incorporated herein by reference.

                                   PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The following documents are filed as a part of this report:

          1.  Financial Statements

              The response to this portion of Item 14 is submitted as a separate section of this report.

          2.  Financial Statement Schedules

              Schedule II - Valuation and Qualifying Accounts

              All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are inapplicable and therefore have been omitted.

          3.  Exhibits

              (a).  Exhibits

Exhibit No                                Description
----------     -----------------------------------------------------------------
   3.01        Articles of Amendment and Restatement of the Charter**
   3.02        Amended and Restated Bylaws**
   4.01        Specimen Common Stock Certificate**
  10.01        Maryland Full-Service Office Lease between the Company
                and Columbia Management, Inc., dated as of January 1, 1994, as amended**
  10.02        Amended and Restated Equity Participation Plan**
  10.03        Employee Stock Purchase Plan**
  10.04        Chrysler Corporation General Terms & Conditions/Clause
                Manual--Facilities and Material Purchasing--General Terms
                and Conditions**
  10.05        Letter Agreement from First National Bank of Maryland to the
                Company, dated February 27, 1996, regarding $7.5 million
                unsecured line of credit**
  10.06        Form of Executive Employment Agreement**
  10.07        1998 Omnibus Stock Incentive Plan*
  21.01        Subsidiaries of the Registrant*
  23.01        Consent of Arthur Andersen LLP*
  24.01        Powers of Attorney*
  27.01        Financial Data Schedule*
-------------------

 *   Filed herewith
**   Incorporated by reference from the Exhibits to the Company's Registration
Statement on Form S-1 dated February 14, 1997 (No. 333-21779), as amended.

              (b). Reports on Form 8-K. None were filed during the fourth quarter of 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 1998.


                              RWD TECHNOLOGIES, INC.
                              (Registrant)


                              By:   /s/ Robert W. Deutsch
                                    ---------------------
                                    Robert W. Deutsch
                                    Chairman of the Board, Chief Executive
                                    Officer and Director (Principal Executive
                                    Officer)


                              By:   /s/ Ronald E. Holtz
                                    -------------------
                                    Ronald E. Holtz
                                    Vice President, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of RWD Technologies, Inc.:

          We have audited the accompanying consolidated balance sheets of RWD Technologies, Inc., (a Maryland corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the 3 years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RWD Technologies, Inc., and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the 3 years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Arthur Andersen LLP

/s/ Arthur Andersen LLP


Baltimore, Maryland
January 23, 1998

                    RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                           AS OF DECEMBER 31,
                                                                     ---------------------------
                                                                         1996            1997
                                                                     -----------     -----------
                              ASSETS
Current Assets:
  Cash and cash equivalents.......................................   $ 3,530,600     $ 3,619,500
  Investments, available-for-sale.................................       500,600      36,425,900
  Investments, held to maturity...................................     1,502,300               -
  Contract accounts receivable, net of allowance for doubtful
   accounts of $383,700 and $427,800, respectively................    11,981,600      13,328,200
  Costs and estimated earnings in excess of billings on
   uncompleted contracts..........................................     3,331,400       4,779,000
  Prepaid expenses and other......................................       849,500       1,011,900
                                                                     -----------     -----------
             Total Current Assets.................................    21,696,000      59,164,500
                                                                     -----------     -----------
Fixed Assets:
  Furniture and fixtures..........................................     4,826,300       5,608,500
  Office equipment................................................     1,448,300       1,673,200
  Computer equipment..............................................     5,594,400       8,055,500
  Leasehold improvements..........................................       725,900         923,800
                                                                     -----------     -----------
             Total Fixed Assets...................................    12,594,900      16,261,000
  Less accumulated depreciation and amortization..................    (4,718,000)     (7,785,300)
                                                                     -----------     -----------
             Net Fixed Assets.....................................     7,876,900       8,475,700
                                                                     -----------     -----------
Other Assets......................................................       285,500         246,400
                                                                     -----------     -----------
                 Total Assets.....................................   $29,858,400     $67,886,600
                                                                     ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable................................................   $   652,800     $ 1,292,300
  Accrued payroll and other.......................................     1,641,500       2,500,100
  Accrued vacation payable........................................       817,400       1,103,000
  Billings in excess of costs and estimated earnings on
   uncompleted contracts..........................................     2,689,300       3,646,000
  Deferred tax liability..........................................             -       1,190,600
  Current portion of capital lease obligation.....................        41,600          52,300
  Related party debt..............................................     3,800,000               -
                                                                     -----------     -----------
             Total Current Liabilities............................     9,642,600       9,784,300
Noncurrent Liabilities:
  Capital lease obligation, net of current portion................        83,400          31,200
  Deferred tax liability..........................................             -       2,090,300
  Other liabilities...............................................             -       1,017,600
                                                                     -----------     -----------
             Total Liabilities....................................     9,726,000      12,923,400
                                                                     -----------     -----------
Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.10 par value: authorized-50,000,000
   shares; issued and outstanding-4,859,640 and
   14,424,315, respectively.......................................       486,000       1,442,400
  Unrealized gain on marketable securities........................             -          24,600
  Additional paid-in capital......................................     2,753,800      46,626,500
  Retained earnings...............................................    16,892,600       6,869,700
                                                                     -----------     -----------
             Total Stockholders' Equity...........................    20,132,400      54,963,200
                                                                     -----------     -----------
                 Total Liabilities and Stockholders' Equity.......   $29,858,400     $67,886,600
                                                                     ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                 TWELVE MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                     --------------------------------------------
                                                                         1995            1996            1997
                                                                     ------------    ------------    ------------
Revenue...........................................................   $ 47,131,600    $ 65,005,500    $ 85,670,500
Cost of services..................................................     35,268,900      48,131,300      60,785,400
                                                                     ------------    ------------    ------------
    Gross profit..................................................     11,862,700      16,874,200      24,885,100
General and administrative expenses...............................      5,212,100       8,137,500      11,141,200
                                                                     ------------    ------------    ------------
Operating income..................................................      6,650,600       8,736,700      13,743,900
Interest expense..................................................       (342,800)       (388,600)       (190,700)
Interest and other income.........................................        222,300         265,500       1,172,600
                                                                     ------------    ------------    ------------
    Income before taxes...........................................      6,530,100       8,613,600      14,725,800
Provision for income taxes (including the $4,500,000 deferred
  tax liability related to C corp. conversion)....................        168,500         364,900       8,053,300
                                                                     ------------    ------------    ------------
    Net income....................................................   $  6,361,600    $  8,248,700    $  6,672,500
                                                                     ============    ============    ============
    Earnings per share:
      Diluted calculation.........................................   $       0.52    $       0.63    $       0.46
                                                                     ============    ============    ============
      Basic calculation...........................................   $       0.62    $       0.76    $       0.53
                                                                     ============    ============    ============
Pro Forma Information:
    Income before taxes, as reported..............................   $  6,530,100    $  8,613,600    $ 14,725,800
    Pro forma income tax provision................................      2,612,000       3,445,500       5,725,100
                                                                     ------------    ------------    ------------
    Pro forma net income..........................................   $  3,918,100    $  5,168,100    $  9,000,700
                                                                     ============    ============    ============
    Pro forma earnings per share:
      Diluted calculation.........................................   $       0.32    $       0.40    $       0.62
                                                                     ============    ============    ============
      Basic calculation...........................................   $       0.38    $       0.47    $       0.71
                                                                     ============    ============    ============
Weighted average shares outstanding:
    Diluted calculation...........................................     12,348,300      13,030,000      14,470,100
                                                                     ============    ============    ============
    Basic calculation.............................................     10,220,300      10,902,000      12,746,700
                                                                     ============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                    RWD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997

                                                         Unrealized
                                                          Gains on      Additional
                                             Common      Marketable       Paid-In        Retained
                                              Stock      Securities       Capital        Earnings
                                           -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 1994..............   $   484,900    $        -    $ 2,748,600     $3,163,300
  Stock options exercised...............             -             -            300              -
  Common stock repurchased..............             -             -         (1,000)             -
  Net income............................             -             -              -      6,361,600
                                           -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 1995..............   $   484,900             -    $ 2,747,900    $ 9,524,900
  Stock options exercised...............         4,600             -         26,800              -
  Common stock repurchased..............        (3,500)            -        (20,900)      (189,700)
  S Corporation distributions...........             -             -              -       (691,300)
  Net income............................             -             -              -      8,248,700
                                           -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 1996..............   $   486,000             -    $ 2,753,800    $16,892,600
  Stock options exercised...............       637,200             -      6,199,800
  Common stock repurchased..............        (9,200)            -       (481,200)      (330,900)
  S Corporation distributions...........                           -                   (16,364,400)
  Initial Public Offering...............       328,400             -     38,154,100              -
  Unrealized gain on securities
    Available-for-sale..................             -        24,600              -              -
  Net income............................             -             -              -      6,672,500
                                           -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 1997                 $ 1,442,400   $    24,600    $46,626,500    $ 6,869,700
                                           ===========   ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                            STATEMENT OF CASH FLOWS

                                                                             TWELVE MONTHS ENDED DECEMBER 31,
                                                                      ----------------------------------------------
                                                                         1995             1996              1997
                                                                      -----------      -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................          $ 6,361,600      $ 8,248,700      $  6,672,500
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................            1,179,800        2,232,400         3,103,600
    Gain on sale of fixed assets............................                6,000           31,600           (19,000)
    Deferred income taxes...................................                    -                -         3,280,900
    (Increase)/Decrease in contract accounts receivable.....           (3,652,900)        (532,800)       (1,346,700)
    (Increase)/Decrease in costs and estimated earnings in
      excess of billings on uncompleted contracts...........           (1,826,200)         508,400        (1,447,700)
    (Increase)/Decrease in prepaid expenses and other.......             (436,500)           7,400          (152,500)
    Increase/(Decrease) in accounts payable and
      accrued expenses......................................              806,000          571,800         3,551,900
    Increase/(Decrease) in billings in excess of costs and
      estimated earnings on uncompleted contracts...........              593,800          828,800           956,600
    Increase/(Decrease) in other liabilities................                    -                -         1,017,600
                                                                      -----------      -----------      ------------

    Net cash provided by operating activities...............            3,031,600       11,896,300        15,617,200
                                                                      -----------      -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (Purchases)/Sale of Investments.....................             (276,900)             200       (34,398,400)
    Purchase of fixed assets................................           (3,738,100)      (4,961,300)       (3,719,400)
    (Increase)/Decrease in other assets.....................                3,400          (50,000)         (123,100)
    Proceeds from sale of fixed assets......................                7,300            8,400            36,200
                                                                      -----------      -----------      ------------

    Net cash used in investing activities...................           (4,004,300)      (5,002,700)      (38,204,700)
                                                                      -----------      -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal portion paid on capital lease.................                    -          (17,500)          (41,500)
    Borrowings (payments) under line of credit, net.........            1,364,300       (2,700,000)                -
    Payments of shareholder loans...........................                    -                -        (3,800,000)
    Distributions to shareholders...........................                    -         (691,300)      (16,364,400)
    Public offering costs...................................                    -         (162,400)       (4,041,400)
    Issuance of common stock................................                  300           31,400        47,743,500
    Repurchase of common stock..............................               (1,000)        (214,100)         (819,800)
                                                                      -----------      -----------      ------------

    Net cash provided by (used in) financing activities.....            1,363,600       (3,753,900)       22,676,400
                                                                      -----------      -----------      ------------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS...............................................              390,900        3,139,700            88,900
CASH AND CASH EQUIVALENTS, beginning of year................                    -          390,900         3,530,600
                                                                      -----------      -----------      ------------
CASH AND CASH EQUIVALENTS, end of year......................          $   390,900      $ 3,530,600      $  3,619,500
                                                                      ===========      ===========      ============
  Supplemental Cash Flow Disclosures:
    Income taxes paid.......................................          $   270,400      $   334,600      $  2,734,600
    Interest paid...........................................              342,800          388,600           188,400

  The accompanying notes are an integral part of these consolidated financial statements.

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1995, 1996, AND 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Business
-------------------------

          RWD Technologies, Inc., and subsidiaries (the "Company") was incorporated on January 22, 1988, in the State of Maryland. The Company provides a broad range of integrated solutions designed to improve the productivity and effectiveness of workers in complex operating environments.

          The Company's operations depend upon, among other things, the Company's ability to attract, develop, and retain a sufficient number of highly skilled professional employees. In addition, the Company's revenue is generated from a limited number of clients in specific industries. Future operations may be affected by its ability to retain these clients and cyclical and economic factors that could have an impact on those industries.

Basis of Presentation
---------------------

          The accompanying consolidated financial statements include the accounts of RWD Technologies, Inc., and its wholly owned subsidiaries and are presented on the accrual basis of accounting in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of total revenue and expenses during the reporting period. While actual results could differ from those estimates, management believes that actual results will not be materially different from amounts provided in the accompanying consolidated financial statements.

Initial Public Offering (IPO)
-----------------------------

          The Company effected an initial public offering (IPO) of common stock during 1997, in which it sold 3.3 million shares of its common stock, par value $0.10 per share. The Company realized $38.5 million from the offering, net of expenses. Also during 1997, prior to the IPO, the Company made a $16,364,400 S Corporation distribution, representing earnings accumulated by the Company while it was taxed as a Subchapter S corporation, which had not been previously distributed to the stockholders. The proceeds of the IPO were used to retire the $3,800,000 of shareholder notes, and the Company will use the remaining proceeds for working capital to support its planned growth and for other general corporate purposes.

Investments
-----------

          Investments as of December 31, 1996 and 1997, consisted of U.S. government and tax-exempt municipal securities expected to mature within 1 year. As of December 31, 1996, $1,502,300 of investments were classified as held-to-maturity and were recorded at amortized cost, which approximated market value. As of December 31, 1996 and 1997, $500,600 and $36,425,900, respectively, were classified as available-for-sale and were recorded at market value, with the change in market value being recorded as a component of stockholders' equity as of December 31, 1997.

Financial Instruments
---------------------

          Financial instruments as of December 31, 1996 and 1997, consist of cash, investments, receivables, payables, debt, and a capital lease obligation, all of which the carrying amounts approximate market value.

Fixed Assets
------------

          Fixed assets are stated at cost. Depreciation and amortization is computed using the straight-line method based on the estimated useful lives, as follows:

            Furniture and fixtures                  7 years
            Office equipment                        5 years
            Computer equipment                      3-5 years
            Leasehold improvements                  7-10 years

          The depreciation and amortization expense for 1995, 1996, and 1997, was $1,179,800, $2,232,400, and $3,103,600, respectively.

Revenue Recognition
-------------------

          Almost all of RWD's revenue is generated from professional fees. The majority of the Company's contracts are on a time-and-materials basis, although many of the contracts contain initial "not-to-exceed" fees and Company performance obligations. The remainder of the Company's contracts are on a fixed-bid basis. Revenue is recognized using the percentage of completion method. The Company's contracts generally vary in length from 1 to 24 months.

          Earned revenue is based on the percentage that direct labor and other contract costs incurred to date bear to total estimated costs, after giving effect to the most recent estimates of total cost. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed-upon claim and change order revenue, if any. Losses expected to be incurred on jobs in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to income as soon as such losses are known.

Significant Clients
-------------------

          Automobile industry clients generated an aggregate of 43.5 percent,
40.7 percent, and 44.3 percent of the Company's total revenue in 1995, 1996, and 1997, respectively. Telecommunications industry clients generated an aggregate of 10.1 percent of the Company's total revenue in 1997. Sales to one client during 1995, 1996, and 1997 were approximately 33.9 percent, 28.5 percent and
28.1 percent, respectively, of total revenue in each of these respective periods. Sales to another client were approximately 14.0 percent of total revenue in 1997. No other client represented more than 10 percent of the Company's total revenue in any of these periods.

Income Taxes
------------

          Historically, the Company had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code, which provide that, in lieu of corporate, federal, and some state income taxes, the stockholders are taxed on their proportionate share of the Company's taxable income. In conjunction with the IPO of the Company's common stock during 1997, the Company elected to change its tax status from an S Corporation to a C Corporation. As a result of the Company's Subchapter S election, the accompanying consolidated statements of income do not include an income tax provision for federal and most state income taxes during the periods of the S Corporation election; however, pro forma adjustments have been made to reflect the income tax provision as if the Company was taxed as a C Corporation during all periods. The pro forma adjustments have been made at an effective rate of 40.0 percent, which is the tax rate that would have been in effect had the Company been taxed as a C Corporation for the duration of each of those periods.

Earnings Per Share (EPS)
------------------------

          During 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 (SFAS No. 128), "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. The Company adopted SFAS No. 128 during 1997 and has restated earnings per share data presented to reflect the new standard. SFAS No. 128 requires presentation of basic earnings per share and diluted earnings per share. The weighted average shares used to calculate basic and diluted earnings per share for 1995, 1996, and 1997, in accordance with SFAS No. 128 are as follows:

                                                    For the Years Ended December 31,
                                              --------------------------------------------
                                                 1995             1996             1997
                                              ----------       ----------       ----------
     BASIC EPS:
     Common stock outstanding                  4,850,300        4,857,800        6,702,500
     Majority stockholder shares issued in
       conjunction with the IPO                5,370,000        5,370,000        5,370,000
     Assumed IPO shares for S Corp.
       distribution                                    -          674,200          674,200
                                              ----------       ----------       ----------
         Weighted average shares
           outstanding for basic EPS
           (pro forma)                        10,220,300       10,902,000       12,746,700

     DILUTED EPS:
     Dilutive effect of common stock
       equivalents                             2,128,000        2,128,000        1,723,400
                                              ----------       ----------       ----------
         Weighted average shares
           outstanding for diluted
           EPS (pro forma)                    12,348,300       13,030,000       14,470,100
                                              ==========       ==========       ==========

          The majority stockholder exercised options to acquire 5,370,000 shares concurrent with the completion of the IPO. The weighted average shares outstanding have been pro forma adjusted as if the majority stockholder's 5,370,000 shares exercised were outstanding for all periods presented and to include the effect of shares that would have had to have been issued during 1996 and 1997, prior to the IPO (at the IPO price of $13.00 per share, less the underwriting discount expenses) to generate sufficient cash to fund the portion of the $16,400,000 S Corporation distribution that was in excess of the net income for 1996. While this assumption of how the S Corporation distribution was funded was made to calculate the EPS for 1996 and 1997, the Company used operating cash flows, and not IPO proceeds, to fund the S Corporation distribution. Weighted average shares outstanding for calculating dilutive EPS includes basic shares outstanding, plus shares issuable upon the exercise of stock options, using the treasury stock method. Market value of the Company's stock prior to the IPO was assumed to be the IPO price per share of $13.00. The options outstanding as of December 31, 1996, were assumed to be outstanding for all of 1995 and 1996.

Stock Split
-----------

          The Company effected a three-for-one stock split, effective March 21, 1997. All share data included in the accompanying consolidated financial statements and notes thereto are as if the stock split had occurred prior to the periods presented.

New Accounting Standards
------------------------

          During 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company plans to adopt this standard during 1998. The Company estimates that its income in accordance with SFAS No. 130 for 1997 would consist of net income of $6,672,500, plus unrealized gains on investments available-for-sale of $24,600. The Company is still analyzing the effects of SFAS No. 130 and whether there would be any other components to its comprehensive income.

          During 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which is effective for fiscal years beginning after December 15, 1997. This statement establishes revised standards under which an entity must report business segment information in its financial statements and what segment information must be disclosed. The Company believes it has reportable operating segments, as defined by SFAS No. 131, and is currently evaluating what those segments are and the financial statement presentation required for those segments.


2.  COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS:

                                                   As of December 31,
                                                  1996             1997
                                              ------------     ------------
    Cost incurred and estimated earnings on
      uncompleted contracts                    $59,311,700      $77,980,700
    Less:  Billings to date on
      uncompleted contracts                     58,669,600       76,847,700
                                              ------------     ------------
          Net unbilled revenues                $   642,100      $ 1,133,000
                                              ============     ============
    Included in the accompanying
      consolidated balance sheets under
      the following captions:
        Costs and estimated earnings
          in excess of billings on
          uncompleted contracts                $ 3,331,400      $ 4,779,000
        Billings in excess of costs
          and estimated earnings on
          uncompleted contracts                  2,689,300        3,646,000
                                              ------------     ------------
          Net unbilled revenues                $   642,100      $ 1,133,000
                                              ============     ============

          Generally, contracts provide for the billing of costs incurred and estimated fees on primarily a monthly basis. Amounts recorded in "costs and estimated earnings in excess of billings on uncompleted contracts" in the accompanying consolidated financial statements will be billed within 12 months of the balance sheet date.


3.  DEBT:

          Notes payable as of December 31, 1996, consisted of two loans payable to principal stockholders of the Company. The notes bore interest at 9 percent, were unsecured, and were due on March 31, 1998; these notes were repaid during 1997. Interest expense on these loans was $342,000, $342,000, and $165,300 in 1995, 1996, and 1997, respectively.

          The Company has a line of credit agreement with a bank that extends to working capital (Facility A) and vehicle and equipment purchases or leases (Facility B). Facility A is an unsecured line of $10,000,000 at an interest rate equivalent to the 30-day LIBOR rate plus 1.0 percent. Facility B is secured by the specific vehicles or equipment being leased or purchased, and advances under this $250,000 line are limited to 80 percent of the cost of assets purchased or 100 percent of the cost of assets leased. Interest under this agreement is at the 30-day LIBOR rate, plus 1.0 percent. During 1995, 1996, and 1997, the average month-end outstanding balance, the highest balance outstanding, the weighted average interest rate, and the interest rate at end of the year were as follows:

                                           For the Year Ended December 31,
                                         ------------------------------------
                                            1995         1996         1997
                                         ----------   ----------   ----------
Average month-end outstanding balance    $  225,000   $   58,300   $  -
Highest balance outstanding               2,700,000    2,700,000      -
Weighted average interest rate                 7.8 %        7.2 %     -
Interest rate at end of the year               7.7 %        7.4 %    6.2 %


4.   COMMITMENTS AND CONTINGENCIES:

Commitments
-----------

          The Company leases office facilities under various operating leases that expire through December 31, 2003. The leases require the Company to pay for a portion of common area maintenance expenses and real estate taxes. Rent expense was $1,265,800, $2,016,000, and $2,566,600 in 1995, 1996, and 1997,
respectively. During 1996, the Company entered into a capital lease obligation for a copy machine. Future minimum payments under these leases, as of December 31, 1997, were as follows:


                                                     Capital    Operating
Year Ending December 31,                              Lease      Leases
------------------------                            --------  -----------
     1998                                           $ 66,900   $2,633,100
     1999                                             33,500    2,478,000
     2000                                                  -    2,273,300
     2001                                                  -    1,657,500
     2002                                                  -    1,503,000
     2003 and thereafter                                   -    1,503,000
                                                    --------
          Total minimum lease payments               100,400

Less:  Amounts representing imputed interest          16,900
                                                    --------
          Present value of net minimum payments       83,500

Less:  Current portion                                52,300
                                                    --------
                                                    $ 31,200
                                                    ========

          The Company has entered into employment agreements with certain key employees with initial terms of 3 years ending in June 2000, which are subject to successive 1-year renewals.

Litigation
----------

          The Company is party to litigation arising in the ordinary course of its business. It is management's opinion, after consultation with its legal counsel, that none of the outcomes of these claims, whether individually or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

5.        STOCK OPTION AND PURCHASE AGREEMENTS:

          The Company has a stock option plan whereby the Board of Directors, at its discretion, can award employees and outside directors options to purchase shares of the Company's common stock. Options for 4,065,000 shares are authorized under the plan. The options granted to employees under this plan vest over 5 years at a rate of 20 percent per year and expire at the earlier of termination of employment or December 31, 10 years after the first vesting date. The options granted to outside directors vest ratably over a 3-year period, beginning 1 year after grant, and will expire at the earlier of termination or 10 years after the first vesting date. The Company has also granted stock options to certain key employees and its outside Board of Directors. The options granted under these agreements expire at the earlier of termination of employment or 10 years from the date of grant.

          The Company accounts for its stock-based compensation plans as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation," which allows the Company to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and recognize no compensation cost for options granted at fair market prices. The Company has computed, for pro forma disclosure purposes, the value of all compensatory options granted during 1995, 1996, and 1997, using the Black-Scholes option pricing model. During 1995, the Company issued noncompensatory stock options to its founding stockholders. The following assumptions were used for grants:


                                          For the Years Ended December 31,
                                   ----------------------------------------------------
                                         1995              1996              1997
                                   ----------------  ----------------  ----------------
Risk-free interest rate (range)        5.4 %-7.8 %       6.2 %-6.7 %       5.5 %-6.5 %
Expected dividend yield                   0.0 %             0.0 %             0.0 %
Expected lives                           5 years           5 years           5 years
Expected volatility                      42.0 %            42.0 %            42.0 %

          Options were assumed to be exercised upon vesting for the purposes of this valuation. Adjustments are made for options forfeited prior to vesting. Had compensation costs for compensatory options been determined consistent with SFAS No. 123, the Company's pro forma net income and earnings per share information reflected on the accompanying consolidated statements of income would have been reduced to the following "as adjusted" amounts:


                                      For the Years Ended December 31,
                               ---------------------------------------------
                                  1995           1996             1997
                               -----------  ---------------  ---------------
Net Income:
          As reported           $3,918,100       $5,168,100       $9,000,700
          As adjusted            3,881,700        5,038,800        8,606,300
Basic Earnings Per Share:
          As reported           $     0.38       $     0.47       $     0.71
          As adjusted                 0.38             0.46             0.68
Diluted Earnings Per Share:
          As reported           $     0.32       $     0.40       $     0.62
          As adjusted                 0.31             0.39             0.59

          The Company's stock did not trade prior to June 1997.

          The following table summarizes all stock option and purchase right activity during 1995, 1996, and 1997.

                                                               Number of Shares
                                                        -----------------------------
                                                        Key Party
                                                          Option             Employee     Exercise Price
                                                        Agreements             Plan         Per Share
                                                        ----------          ---------      -----------
Outstanding as of December 31, 1994                      3,912,000          1,137,540      $      0.67
   Granted                                               2,125,740          1,464,750        0.67-1.00
   Exercised                                                     -               (450)            0.67
   Terminated                                              (37,500)          (298,590)       0.67-1.00
                                                        ----------          ---------
Outstanding as of December 31, 1995                      6,000,240          2,303,250        0.67-1.00
   Granted                                                       -          1,069,350             6.00
   Exercised                                               (10,080)           (36,150)       0.67-1.00
   Terminated                                                    -           (132,450)       0.67-1.00
                                                        ----------          ---------
Outstanding as of December 31, 1996                      5,990,160          3,204,000        0.67-6.00
   Granted                                                       -            755,300       6.00-20.00
   Exercised                                            (5,944,200)          (388,500)      0.67-20.00
   Terminated                                              (39,160)          (238,910)      0.67-20.00
                                                        ----------          ---------
Outstanding as of December 31, 1997                          6,800          3,331,890       0.67-20.00
                                                        ==========          =========

          Weighted average fair value of options granted for the years ended December 31, 1995, 1996, and 1997, was $0.43, $2.78, and $8.68, respectively.
These fair values were calculated using the Black-Scholes option pricing model.

          During 1997, the Company approved an employee stock purchase plan (the "Stock Purchase Plan"). The Stock Purchase Plan qualifies as an "employee stock purchase plan" under Section 423 of the Code. All regular full-time employees of the Company (including officers), and all other employees whose customary employment is for more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Directors who are not employees are not eligible. A maximum of 175,000 shares of the company's common stock are reserved for issuance under the Stock Purchase Plan and available for purchase thereunder, subject to antidilution adjustments in the event of certain changes in the capital structure of the Company.


6.        RETIREMENT SAVINGS PLAN:

          The Company has a retirement savings plan (401(k) plan) whereby employees may contribute up to the limits established by the Internal Revenue Service. The Company, at the discretion of the Board of Directors, may choose to match employee contributions up to 15 percent of each employee's compensation. The Company's contribution expense during 1995, 1996, and 1997 was $1,100,900, $1,102,400, and $1,247,700, respectively.


7.        INCOME TAXES:

          In connection with the Company's conversion from an S Corporation to a C Corporation during 1997, the Company recognized a $4,500,000 income tax provision during 1997 to establish deferred taxes related to the conversion.

          The provisions for income taxes were as follows:

                                                   For the Years Ended December 31,
                                          -----------------------------------------------
                                              1995            1996             1997
                                          ------------  ----------------  ---------------
Current:
          Federal                         $         -       $         -         3,751,900
          State                               168,500           364,900         1,020,500
Deferred:
          Federal                                   -                 -         2,980,900
          State                                     -                             300,000
                                          -----------       -----------      ------------
Total provision                           $   168,500       $   364,900      $  8,053,300
                                          ===========       ===========      ============

The statutory federal income tax rate, reconciled to the effective tax rate provision, is as follows:


                                                    For the Years Ended December 31,
                                                -----------------------------------------
                                                   1995           1996           1997
                                                -----------    -----------    -----------
Statutory federal income tax rate (34 %)        $ 2,220,200    $ 2,928,600    $ 5,006,800

State income taxes, net of federal income
    tax effect                                      346,100        456,500        700,000

Effect of S Corporation income taxes             (2,455,100)    (3,092,200)    (1,944,500)

Effect of change to C Corporation                         -              -      4,500,000

Other                                                57,300         72,000       (209,000)
                                                -----------    -----------    -----------

          Total                                 $   168,500    $   364,900    $ 8,053,300
                                                ===========    ===========    ===========

          Temporary differences arise between the financial reporting and income tax basis carrying amounts of assets and liabilities, which gives rise to deferred income taxes. The Company's net deferred tax liability as of December 31, 1997, and the elements of the deferred tax liability are as follows:


Deferred Tax Liabilities:
          Depreciation and amortization    $  105,100
          Cash basis of accounting for      2,977,700
           income taxes
          Accrued expenses and other          198,100
                                           ----------
              Net deferred tax liability   $3,280,900
                                           ==========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

RWD Technologies, Inc:

          We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of RWD Technologies, Inc., (a Maryland corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated January 23, 1998. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

/s/ Arthur Andersen LLP


Baltimore, Maryland
January 23, 1998

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                   ----------------------------------------

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997


                                   Balance as of  Additions               Balance as of
                                     Beginning    Charges to                 End of
                                     of Period     Expense    Deductions     Period
                                   -------------  ----------  ----------  -------------
Allowance for doubtful accounts

Year ended December 31, 1995            $303,900    $108,400  $        -       $412,300

Year ended December 31, 1996             412,300           -      28,600        383,700

Year ended December 31, 1997             383,700      44,100           -        427,800