Form 10-Q
period 1998-03-31
RWD TECHNOLOGIES INC
filed 1998-05-12
CIK 1032373

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)

   [x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended March 31, 1998


                                       OR


   [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
              THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to __________


                        Commission File Number:  0-22145


                             RWD TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its Charter)



          MARYLAND                                             52-1552720
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


     10480 LITTLE PATUXENT PARKWAY
           COLUMBIA, MARYLAND                                 21044-3530
(Address of principal executive offices)                      (Zip Code)


                                 (410) 730-4377
              (Registrant's telephone number, including area code)


                                      NONE
  (Former name, former address and former fiscal year - if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO
                                         -      -

As of March 31, 1998, 14,766,397 shares of common stock $0.10 par value ("Common Stock") of the Registrant were outstanding.

                             RWD TECHNOLOGIES, INC.

                                     INDEX

                                   FORM 10-Q



                                                                                        Page
PART I  - FINANCIAL INFORMATION                                                         ----

Item 1.                           Financial Statements
             Consolidated Balance Sheets as of March 31, 1998 and
             December 31, 1997                                                           1

             Consolidated Statements of Income for the three months ended
             March 31, 1998 and 1997                                                     2

             Consolidated Statements of Cash Flows for the three months
             ended March 31, 1998 and 1997                                               3

             Notes to Consolidated Financial Statements                                  4

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                   6

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                 N/A

PART II  - OTHER INFORMATION

Item 1.      Legal Proceedings                                                          N/A

Item 2.      Changes in Securities                                                       9

Item 3.      Defaults Upon Senior Securities                                            N/A

Item 4.      Submission of Matters to a Vote of Security Holders                        N/A

Item 5.      Other Information                                                          N/A

Item 6.      Exhibits and Reports on Form 8-K                                            9

Signatures                                                                               10


                        PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                    RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (In thousands)

                                                                                                   March 31, 1998     December 31,
                                                                                                                          1997
                                                                                                   --------------   ----------------
                                                                                                     (Unaudited)
                                             ASSETS
CURRENT ASSETS:
  Cash and investments......................................................................              $41,640            $40,045
  Contract accounts receivable, net.........................................................               13,307             13,328
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................................................                8,140              4,779
  Prepaid expenses and other................................................................                1,303              1,013
                                                                                                 ----------------   ----------------
     Total Current Assets...................................................................               64,390             59,165
NET FIXED ASSETS............................................................................                8,884              8,476
OTHER ASSETS................................................................................                  279                246
                                                                                                 ----------------   ----------------
     Total Assets...........................................................................              $73,553            $67,887
                                                                                                 ================   ================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................................................              $ 5,188            $ 4,895
  Billings in excess of costs and estimated earnings on
    uncompleted contracts...................................................................                3,694              3,646
  Deferred tax liability....................................................................                1,191              1,191
  Current portion of capital lease obligation...............................................                   55                 52
                                                                                                 ----------------   ----------------
     Total Current Liabilities..............................................................               10,128              9,784

NONCURRENT LIABILITIES:
  Capital lease obligation, net of current portion..........................................                   16                 31
  Other liabilities.........................................................................                  834              1,018
  Deferred tax liability....................................................................                1,785              2,090
                                                                                                 ----------------   ----------------
     Total Liabilities......................................................................               12,763             12,923
                                                                                                 ----------------   ----------------
STOCKHOLDERS' EQUITY:
  Common stock..............................................................................                1,477              1,442
  Additional paid-in capital................................................................               49,447             46,627
  Unrealized gain on marketable securities..................................................                   29                 25
  Retained earnings.........................................................................                9,837              6,870
                                                                                                 ----------------   ----------------
    Total Stockholders' Equity..............................................................               60,790             54,964
                                                                                                 ----------------   ----------------
      Total Liabilities and Stockholders' Equity............................................              $73,553            $67,887
                                                                                                 ================   ================

          See accompanying notes to consolidated financial statements.

                    RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                       Consolidated Statements of Income
               (Unaudited) (In thousands, except per share data)

                                                             Three Months Ended March 31,
                                                                1998              1997
                                                           ------------       -----------
Revenue...............................................     $     26,204       $    19,100
Cost of services......................................           18,411            13,413
                                                           ------------       -----------
  Gross profit........................................            7,793             5,687
General and administrative expenses...................            3,446             2,686
                                                           ------------       -----------
Operating income......................................            4,347             3,001
Other income..........................................              439               117
                                                           ------------       -----------
Income before taxes...................................            4,786             3,023
Provision for income taxes............................            1,819               100
                                                           ------------       -----------
  Net income..........................................     $      2,967       $     2,923
                                                           ============       ===========
  Diluted earnings per share..........................     $       0.19       $      0.23
  Basic earnings per share............................     $       0.20       $      0.27
                                                           ============       ===========

Pro Forma Information (unaudited):
  Income before taxes, as reported....................     $      4,786       $     3,023
  Pro forma income tax provision to recognize
    C Corporation provision for income taxes..........            1,819             1,209
                                                           ------------       -----------
   Pro forma net income...............................     $      2,967       $     1,814
                                                           ============       ===========
  Pro forma diluted earnings per share................     $       0.19       $      0.14
  Pro forma basic earnings per share..................     $       0.20       $      0.17
                                                           ============       ===========

Weighted average shares outstanding
  Diluted calculation.................................           15,947            12,968
                                                           ============       ===========
  Basic calculation...................................           14,766            10,918
                                                           ============       ===========


          See accompanying notes to consolidated financial statements.

                    RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           (Unaudited) (In thousands)

                                                                 Three Months Ended March 31,
                                                                   1998                1997
                                                              ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................  $      2,967        $     2,923
Adjustments to reconcile net income to net cash
  Depreciation and Amortization.............................           865                723
  Loss/(Gain) on Sale of Fixed Assets.......................            37                (24)
  Deferred income taxes.....................................          (305)                 -
  Decrease in trade accounts receivable.....................            21                354
  Increase in costs and earnings in
    excess of billings on uncompleted contracts.............        (3,361)            (3,599)
  (Increase)/Decrease in prepaid expense and other..........          (262)                43
  Increase in accounts payable and accrued expenses.........         2,493                841
  Decrease in other liabilities.............................          (184)                 -
  Increase in billings in excess of
    earnings on uncompleted contracts.......................            48                266
                                                              ------------        -----------
  Net Cash provided by operating activities..................        2,319              1,527
                                                              ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Purchases)/Sale of Investments........................         (239)             1,503
  Purchase of fixed assets...................................       (1,314)            (1,049)
  (Increase)/Decrease in other assets........................          (32)                16
  Proceeds from sale of fixed assets.........................            5                 25
                                                              ------------        -----------
  Net Cash (used in) provided by investing activities........       (1,580)               495
                                                              ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal portion paid on capital lease....................          (12)               (13)
  Distributions to shareholders..............................            -               (240)
  Public Offering Costs......................................            -               (175)
  Issuance of common stock...................................          624                 47
  Repurchase of common stock.................................            -               (302)
                                                              ------------        -----------
  Net Cash (used in) provided by financing activities........          612               (683)
                                                              ------------        -----------

NET INCREASE IN CASH BALANCE.................................        1,351              1,339
CASH, beginning of period....................................        3,620              3,531
                                                              ------------        -----------
CASH, end of period.......................................... $      4,971        $     4,870
                                                              ============        ===========
SUPPLEMENTAL DISCLOSURE
  Income Taxes Paid.......................................... $        246        $         4
                                                              ============        ===========
  Interest Expense Paid...................................... $          5        $        93
                                                              ============        ===========

          See accompanying notes to consolidated financial statements.

                    RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1.) Organization and Business

          RWD Technologies, Inc., and subsidiaries (the "Company") was incorporated on January 22, 1988, in the state of Maryland. The Company provides a broad range of integrated solutions designed to improve the productivity and effectiveness of workers in complex operating environments.

          The Company's operations depend upon, among other things, the Company's ability to attract, develop, and retain a sufficient number of highly skilled professional employees. In addition, the Company's revenue is generated from a limited number of clients in specific industries. Future operations may be affected by its ability to retain these clients, and cyclical and economic factors that could have an impact on those industries.

(2.) Basis of Presentation

          The interim consolidated financial statements included herein for RWD Technologies, Inc., and subsidiaries (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented herein include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Results for interim periods are not necessarily indicative of results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 1997, consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K.

          The accompanying consolidated balance sheets are presented on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of total revenues and expenses during the reporting period. While actual results could differ from those estimates, management believes that actual results will not be materially different from amounts provided in the accompanying consolidated balance sheets.

(3.) Initial Public Offering

          In June 1997, the Company completed an initial public offering ("IPO") of 3,300,000 shares of Common Stock at the price per share of $13.00. After the underwriting discounts, commissions, and other expenses, net proceeds to the Company from the initial public offering were approximately $38.5 million.


(4.) Income Taxes

          Historically, the Company had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code which provide that, in lieu of corporate federal and some state income taxes, the stockholders are taxed on their proportionate share of the Company's taxable income. In connection with the IPO of the Company's common stock during 1997, the Company elected to change its tax status from an S corporation to a C corporation. As a result of the Company's Subchapter S election, the accompanying consolidated statements of income do not include an income tax provision for federal and most state income taxes during the periods of the S Corporation election; however, pro forma adjustments have been made to reflect the income tax provision as if the Company was taxed as a C corporation during all periods. The pro forma adjustments to 1997 have been made to reflect an effective tax rate of 40.0 percent, which is the tax rate that would have been in effect had the Company been taxed as a C corporation for the duration of each of those periods.

(5.) Earnings Per Share

          During 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 (SFAS No. 128), "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. The Company adopted SFAS No. 128 during 1997 and has restated earnings per share data presented to reflect the new standard. SFAS No. 128 requires presentation of basic earnings per share and diluted earnings per share. Dilutive common equivalent shares include shares issuable upon the exercise of stock options, using the treasury stock method. For the periods prior to the IPO, the weighted average number of shares includes shares exercised in connection with the IPO by the majority shareholder and the number of shares calculated to be issued pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 1.B.3.

(6.) New Authoritative Standards

          During 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which is effective for fiscal years beginning after December 15, 1997, including interim periods. This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive income in accordance with SFAS No. 130, consists of net income of $2,967,000 and $1,814,000 plus unrealized gains on investments available-for-sale of $29,000 and $0, for the three months ended March 31, 1998 and 1997, respectively.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

          THREE MONTHS ENDED MARCH 31, 1998, COMPARED WITH
THREE MONTHS ENDED MARCH 31, 1997.

          Revenue. Revenue increased by $7.1 million, or 37.2 percent, from $19.1 million in the first quarter of 1997 to $26.2 million in the same period of 1998. The Company experienced growth in all of its service areas in the first quarter of 1998 compared to the same period in 1997, with Performance Support Services revenue increasing by 6.0 percent, from $7.6 million to $8.1 million; Enterprise Systems Implementation Support Services revenue increasing by 99.0 percent, from $3.7 million to $7.3 million; Information Technology Services revenue increasing by 23.6 percent, from $5.0 million to $6.2 million; and Lean Manufacturing Consulting Services revenue increasing by 66.5 percent from $2.8 million to $4.6 million. Performance Support Services, Enterprise Systems Implementation Support Services, Information Technology Services, and Lean Manufacturing Consulting generated 30.9 percent, 27.8 percent, 23.8 percent, and
17.5 percent of total revenue, respectively, in the first quarter of 1998.

          Revenue from the Company's largest client, Chrysler, increased by 19.3 percent in the first quarter of 1998, from $5.3 million in the first quarter of 1997 to $6.3 million in the same period in 1998, as a result of increases in all services provided by the Company.

          Gross Profit. Gross profit increased by $2.1 million, or 37.0 percent, from $5.7 million in the first quarter of 1997 to $7.8 million in the same period of 1998 and decreased from 29.8 percent of revenue in 1997 to 29.7 percent in 1998. This decrease in gross profit margin resulted primarily from increases in recruiting fees paid by the Company and increases in the proportion of reimbursable costs as a proportion of total revenue, partially offset by stronger utilization.

          General and Administrative Expenses. General and administrative expenses increased by $760,100, or 28.3 percent, from $2.7 million in the first quarter of 1997 to $3.4 million in the same period in 1998, decreasing from 14.1 percent of revenue in 1997 to 13.2 percent of revenue in 1998. This decrease in general and administrative expenses as a percentage of revenue resulted primarily from short-term decreases in labor costs, and lower depreciation, bad debt accruals, training costs as a result of a state training grant, and professional services costs, partially offset by increases in payroll taxes, recruiting fees, and temporary labor costs.

          Operating Income. As a result of the foregoing, the Company's operating income increased by $1.3 million, or 44.9 percent, from $3.0 million in the first quarter of 1997 to $4.3 million in the same period in 1998 and increased from 15.7 percent of revenue in 1997 to 16.6 percent of revenue in 1998.

          Other Income (Expense). Other income was $22,100 in the first quarter of 1997 and $439,500 in the first quarter of 1998. In 1997, other income consisted primarily of interest income from cash and investment balances, partially offset by interest expense paid on the Stockholder Notes. In 1998, other income consisted primarily of interest income from cash and investment balances, partially offset by interest expense paid on the Company's capital lease.

          Net Income (Pro forma for 1997). Net income increased by $1.2 million, or 63.6 percent from $1.8 million in the first quarter of 1997 to $3.0 million in the first quarter of 1998. Pro forma results for 1997 assume the Company was taxed as a C corporation during the period. The Company converted from S corporation to C corporation status in June 1997.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash and investments were $41.6 million at March 31, 1998, compared to $40.0 million at December 31, 1997. Increases in cash and investments at March 31, 1998, were attributable primarily to cash provided from operating activities and interest earned on cash balances including the proceeds from the Company's June 1997 initial public offering. The Company's working capital was $54.3 million at March 31, 1998, and $49.4 million at December 31, 1997.

        The Company's operating activities provided cash of $2.3 million for the three months ended March 31, 1998, compared to $1.5 million for the same period in 1997. The increase in cash from operations resulted primarily from increases in trade accounts payable and accrued expenses, and reduced average collection period for accounts receivable.

        Investing activities used cash of $1.6 million in the three months ended March 31, 1998, compared to providing cash of $494,800 for the same period in 1997. Cash used for investing activities in the three months ended March 31, 1998, consisted primarily of the net purchase of capital assets. Cash used for investing activities for the three months ended March 31, 1997, consisted primarily of the purchase of capital assets, offset by the sale of investments.

        Financing activities provided cash of $612,500 in the three months ended March 31, 1998, compared to the use of $682,900 for the same period in 1997. Cash provided from financing activities in the three months ended March 31, 1998, consisted primarily of proceeds from the issuance of common stock due to the exercise of employee options, compared to stock repurchases from employees, shareholder distributions, and public offering costs for the same period in 1997 .

        The Company has a $10.0 million unsecured revolving line of credit with a commercial bank, which bears interest at the 30-day, LIBOR rate, plus 1.0 percent (6.99 percent on March 31, 1998). The Company utilizes this line of credit to finance a portion of its working capital needs. There was no balance outstanding as of March 31, 1998, or on December 31, 1997.

        During the first quarter of 1998, the Company made $1.3 million in capital expenditures, primarily for office furniture, computer and office equipment, and leasehold improvements to support the current and anticipated growth in its professional and administrative staff. Capital expenditures currently are funded from available cash, although the Company may consider alternative financing methods, such as equipment leases or asset-based borrowings in future periods.

EFFECTS OF INFLATION

        Inflation has not had a significant effect on the Company's business during the past three years. The Company cannot predict what effect, if any, inflation may have on its future results of operations.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

(c)      Issuance of Securities


         During the first quarter, the Company issued 534 shares of its Common Stock, having a market value of $10,000, to each of its three independent directors (or an aggregate of 1,602 shares), pursuant to the Company's Director Compensation Plan.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         27.  Financial Data Schedule

(b)      Current Reports on Form 8-K

         N/A

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 RWD TECHNOLOGIES, INC.



                                 By:  /s/ Ronald E. Holtz
                                       --------------------
                                      Ronald E. Holtz
                                      Vice President, Chief Financial Officer,
                                      and Director
Dated: May 11, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         NAME                            CAPACITY                      DATE
-----------------------  ----------------------------------------  ------------
/s/ Robert W. Deutsch    Chairman of the Board,                    May 11, 1998
-----------------------
Robert W. Deutsch        Chief Executive Officer, and Director

/s/ Ronald E. Holtz      Vice President, Chief Financial Officer,  May 11, 1998
-----------------------
Ronald E. Holtz          and Director
