Form 10-Q
period 1998-06-30
RWD TECHNOLOGIES INC
filed 1998-08-12
CIK 1032373

                       SECURITIES AND EXCHANGE COMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998


                           OR


 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
      THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to __________

                        Commission File Number:  0-22145

                        RWD TECHNOLOGIES, INC.
               (Exact name of Registrant as specified in its Charter)

Maryland                                          52-1552720
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

10480 Little Patuxent Parkway                     21044-3530
Columbia, Maryland                                (Zip Code)
(Address of principal executive offices)

                                 (410) 730-4377
              (Registrant's telephone number, including area code)

                                      None
  (Former name, former address and former fiscal year - if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                         --     --

As of June 30, 1998, 14,858,297 shares of common stock $0.10 par value ("Common Stock") of the Registrant were outstanding.

                             RWD TECHNOLOGIES, INC.

                                     INDEX

                                   FORM 10-Q

PART I  - FINANCIAL INFORMATION                                Page
                                                               ----
Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets as of            1
           June 30, 1998, (Unaudited) and December 31,
           1997
           Consolidated Statements of Income for the              2
           Quarter and Six Months ended June 30, 1998,
           and 1997 (Unaudited)
           Consolidated Statements of Cash Flows for the          3
           Six Months ended June 30, 1998, and 1997
           (Unaudited)
           Notes to Consolidated Financial Statements             4
Item 2.    Management's Discussion and Analysis of                6
           Financial Condition and Results of Operations
Item 3.    Quantitative and Qualitative Disclosures             N/A
           About Market Risk



PART II  - OTHER INFORMATION
Item 1.    Legal Proceedings                                    N/A

Item 2.    Changes in Securities                                N/A

Item 3.    Defaults Upon Senior Securities                      N/A

Item 4.    Submission of Matters to a Vote of Security Holders   10

Item 5.    Other Information                                    N/A

Item 6.    Exhibits and Reports on Form 8-K                      11

Signatures                                                       12

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                       Consolidated Condensed Balance Sheets
                                 (In thousands)


                                                                   JUNE 30, 1998        DECEMBER 31, 1997
                                                                  ---------------      -------------------
                                                                    (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
   Cash and investments.........................................      $46,807                $40,045
   Contract accounts receivable, net............................       15,017                 13,328
   Costs and estimated earnings in excess of billings on
      uncompleted contracts.....................................        8,048                  4,779
   Prepaid expenses and other...................................        1,253                  1,013
                                                                   ---------------         -----------
     Total Current Assets.......................................       71,125                 59,165
NET FIXED ASSETS:...............................................        9,002                  8,476
OTHER ASSETS....................................................          288                    246
                                                                   ---------------         -----------
    Total Assets................................................      $80,415                $67,887
                                                                   ===============         ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses........................      $ 8,657                $ 4,895
   Billings in excess of costs and estimated earnings on
      uncompleted contracts.....................................        3,033                  3,646
   Deferred tax liability.......................................        1,191                  1,191
   Current portion of capital lease obligation..................           58                     52
                                                                   ---------------         -----------
Total Current Liabilities.......................................       12,939                  9,784
NONCURRENT LIABILITIES:
   Capital lease obligation, net of current portion.............           --                     31
   Other liabilities............................................          834                  1,018
   Deferred tax liability.......................................        1,480                  2,090
                                                                   ---------------         -----------
       Total Liabilities........................................       15,253                 12,923
                                                                   ---------------         -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock.................................................        1,486                  1,442
   Additional paid-in capital...................................       50,637                 46,627
   Accumulated comprehensive income ............................           32                     25
   Retained earnings............................................       13,007                  6,870
                                                                   ---------------         -----------
        Total Stockholders' Equity..............................       65,162                 54,964
                                                                   ---------------         -----------
             Total Liabilities and Stockholders' Equity.........      $80,415                $67,887
                                                                   ===============         ===========

                    See accompanying notes to consolidated financial statements.

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                       Consolidated Statements of Income
               (Unaudited) (In thousands, except per share data)

                                                        Quarter Ended         Six Months Ended
                                                           June 30,               June 30,
                                                  ---------------------      -----------------
                                                      1998         1997        1998       1997
                                                      ----         ----        ----       ----
Revenue.......................................  $   27,413  $    20,706   $  53,616  $  39,806
Cost of services..............................      19,250       14,273      37,660     27,686
                                                  --------     ---------     ------     ------
  Gross profit................................       8,163        6,433      15,956     12,120
General and administrative expenses...........       3,502        2,782       6,948      5,468
                                                  --------     ---------     ------     ------
Operating income..............................       4,661        3,652       9,008      6,652
Other income (expense), net...................         453          (21)        892          1
                                                  --------     ---------     ------     ------
Income before taxes...........................       5,114        3,631       9,900      6,653
Provision for income tax......................       1,944        4,889       3,763      4,989
                                                  --------     ---------     ------     ------
   Net income (loss)..........................  $    3,170  $    (1,258)  $   6,137  $   1,664
                                                  ---------    ---------     ------     ------
   Diluted earnings per share.................  $     0.20  $     (0.11)  $    0.38  $    0.13
                                                  =========    =========     ======     ======
   Basic earnings per share...................  $     0.21  $     (0.11)  $    0.41  $    0.15
                                                  =========    =========     ======     ======

Pro Forma Information:
   Income before taxes, as reported...........  $   5,114   $     3,631   $   9,900  $   6,653
   Pro forma income tax provision to recognize
    C corporation provision for income taxes..      1,944         1,453       3,763      2,661
                                                  --------     ---------     ------     ------
       Pro forma net income...................  $   3,170   $     2,178   $   6,137  $   3,992
                                                  ========     =========     ======     ======
     Pro forma diluted earnings per share.....  $    0.20   $      0.16   $    0.38  $    0.30
                                                  ========     =========     ======     ======
     Pro forma basic earnings per share.......  $    0.21   $      0.19   $    0.41  $    0.36
                                                  ========     =========     ======     ======
     Weighted average shares outstanding
      Diluted calculation.....................     16,090        13,381      16,019     13,175
                                                  ========     =========     ======     ======
      Basic calculation.......................     14,858        11,408      14,812     11,163
                                                  ========     =========     ======     ======


                   See accompanying notes to consolidated financial statements.

                    RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           (Unaudited) (In thousands)

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                  1998                  1997
                                                               ---------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income............................................      $   6,137          $      1,664
   Adjustments to reconcile net income to net cash
      Depreciation and amortization......................          1,744                 1,506
      Loss/(Gain) on sale of fixed assets................             37                   (21)
      Deferred income taxes..............................           (610)                4,500
      (Increase)/Decrease in trade accounts receivable...         (1,689)                  370
      Increase in costs and earnings in
        excess of billings on uncompleted contracts......         (3,269)               (4,302)
      Increase in prepaid expense and other..............           (212)                 (165)
      Increase in accounts payable and accrued expenses..          6,922                 2,597
      Decrease in other liabilities......................           (184)                   -
      (Decrease)/Increase in billings in excess of
        earnings on uncompleted contracts................           (613)                  487
                                                            -----------------     ----------------
      Net Cash provided by operating activities..........          8,263                 6,636
                                                            -----------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Net Purchases of Investments.......................           (639)              (19,497)
      Purchase of fixed assets...........................         (2,210)               (2,140)
      (Increase)/Decrease in other assets................            (42)                   63
      Proceeds from sale of fixed assets.................              5                    25
                                                            -----------------     ----------------
      Net Cash used in investing activities..............         (2,886)              (21,549)
                                                            -----------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal portion paid on capital lease............            (24)                  (19)
      Payments on shareholder loans......................              -                (3,800)
      Distributions to shareholders......................              -                (9,864)
      Public Offering Costs..............................              -                (3,228)
      Issuance of common stock...........................            800                47,547
      Repurchase of common stock.........................            (38)                 (820)
                                                            -----------------     ----------------
      Net Cash provided by financing activities..........            738                29,816
                                                            -----------------     ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS................          6,115                14,903
                                                            -----------------     ----------------
CASH AND CASH EQUIVALENTS, beginning of period...........          3,620                 3,531
                                                            -----------------     ----------------
CASH AND CASH EQUIVALENTS, end of period.................   $      9,735          $     18,434
                                                            =================     ================
SUPPLEMENTAL DISCLOSURE
 Income Taxes Paid.......................................   $        453          $         42
                                                            =================     ================
 Interest Expense Paid...................................   $          9          $        176
                                                            =================     ================

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

(2.) Basis of Presentation

         The interim consolidated financial statements included herein for RWD Technologies, Inc., and subsidiaries (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented herein include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Results for interim periods are not necessarily indicative of results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 1997, financial statements and notes thereto included in the Company's annual report on Form 10-K.

         The accompanying consolidated condensed balance sheets are presented on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of total revenues and expenses during the reporting period. While actual results could differ from those estimates, management believes that actual results will not be materially different from amounts provided in the accompanying consolidated balance sheets.

(3.) Initial Public Offering

         In June 1997, the Company completed an initial public offering of approximately 3 million shares of Common Stock at the price per share of $13.00. After the underwriting discounts, commissions and other expenses, net proceeds to the Company from the initial public offering were approximately $38.5 million.

(4.) Income Taxes

         Historically, the Company had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code which provide that, in lieu of corporate federal and some state income taxes, the stockholders are taxed on their proportionate share of the Company's taxable income. In connection with the IPO of the Company's common stock during 1997, the Company elected to change its tax status from an S Corporation to a C Corporation. As a result of the Company's Subchapter S election, the accompanying consolidated statements of income do not include an income tax provision for federal and most state income taxes during the periods of the S Corporation election; however, pro forma adjustments have been made to reflect the income tax provision as if the Company was taxed as a C Corporation during all periods. The pro forma adjustments have been made at an effective rate of 40.0%, which is the tax rate that would have been in effect had the Company been taxed as a C Corporation for the duration of each of those periods. Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share was computed assuming the terms and conditions for the common equivalent shares were met and converted.

(5.) Earnings Per Share

         During 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 (SFAS No. 128), "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. The Company adopted SFAS No. 128 during 1997 and has restated earnings per share data presented to reflect the new standard. SFAS No. 128 requires presentation of basic earnings per share and diluted earnings per share. Dilutive common equivalent shares include shares issuable upon the exercise of stock options, using the treasury stock method. For the periods prior to the IPO, the weighted average number of shares used included the shares exercised in connection with the IPO by the majority shareholder and the number of shares to be calculated pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 1.B.3.

(6.) New Authoritative Standards

         During 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company adopted SFAS No. 130 during the six months ended June 30, 1998, and has presented comprehensive income in the accompanying consolidated financial statements. The Company's income in accordance with SFAS No. 130, consists of net income of $6,137,000 and $1,664,000, plus unrealized gains on investments available-for-sale of $32,000 and $-0- for the six months ended June

30, 1998 and 1997, respectively. The Company's income in accordance with SFAS No. 130, consists of net income (loss) of $3,170,000 and ($1,258,000) plus unrealized gains on investments available-for-sale of $3,000 and $-0- for the three months ended June 30, 1998 and 1997, respectively.

         During 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which is effective for fiscal years beginning after December 15, 1997. This statement establishes revised standards under which an entity must report business segment information in its financial statements and what segment information must be disclosed. The Company believes it may have reportable operating segments, as defined by SFAS No. 131, and is currently evaluating what such segments would be and the financial statement presentation required for such segments.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1998, COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997.

         Revenue. Revenue increased by $6.7 million, or 32.4 percent, from $20.7 million in the second quarter of 1997 to $27.4 million in the second quarter of 1998. The Company experienced growth in all but one of its service areas in the second quarter of 1998 compared to the same period in 1997; with enterprise systems implementation support services revenue increasing by 106.9 percent, from $4.2 million to $8.7 million; information technology services revenue increasing by 17.1 percent, from $5.6 million to $6.6 million; lean manufacturing consulting services revenue increasing by 43.2 percent from $3.0 million to $4.3 million; and performance support services revenue decreasing by
0.8 percent, from $7.9 million to $7.8 million. Performance support services, enterprise systems implementation support services, information technology services, and lean manufacturing consulting generated 28.4 percent, 31.7 percent, 23.9 percent, and 16.0 percent of total revenue, respectively, in the second quarter of 1998.

         Revenue from the Company's largest client, Chrysler, was $6.26 million in the second quarter of 1997 and $6.27 million in the same period in 1998.

         Gross Profit. Gross profit increased by $1.7 million, or 26.9 percent, from $6.4 million in the second quarter of 1997 to $8.2 million in the same period of 1998 and decreased from 31.1 percent of revenue in 1997 to 29.8 percent in 1998. This decrease in gross profit margin resulted primarily from increases in unreimbursed travel, employee relocation, temporary labor, and costs for on-going development of client service processes.

         General and Administrative Expenses. General and administrative expenses increased by $720,100, or 25.9 percent, from $2.8 million in the second quarter of 1997 to $3.5 million in the same period in 1998, decreasing from 13.4 percent of revenue in 1997 to 12.8 percent of revenue in 1998. This decrease in general and administrative expenses as a percentage of revenue resulted primarily from decreases in payroll taxes, depreciation, and corporate travel, partially offset by increases in temporary labor costs.

         Operating Income. As a result of the foregoing, the Company's operating income increased by $1.0 million, or 27.6 percent, from $3.7 million in the second quarter of 1997 to $4.7 million in the same period in 1998 and increased from 17.6 percent of revenue in 1997 to 17.0 percent of revenue in 1998.

         Other Income (Expense), net. Other income (expense), net was ($21,200) in the second quarter of 1997 and $452,500 in the second quarter of 1998. In 1997, this expense consisted primarily of interest paid on Stockholder Notes, partially offset by interest income from cash and investment balances. In 1998, this income consisted primarily of interest income from cash and investment balances, partially offset by interest paid on the Company's capital lease obligations.

         Pro forma Net Income. Pro forma net income increased by $1.0 million, or 45.5 percent from $2.2 million in the second quarter of 1997 to $3.2 million in the second quarter of 1998. Pro forma results for 1997 assume the Company was taxed as a C corporation during the period. The Company converted from S corporation status to C corporation status in June 1997.


SIX MONTHS ENDED JUNE 30, 1998, COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997.

         Revenue. Revenue increased by $13.8 million, or 34.7 percent, from $39.8 million in the in the six months ending June 30, 1997, to $53.6 million in the same period of 1998. The Company experienced growth in all of its service areas in the six months ending June 30, 1998, compared to the same period in 1997, with performance support services revenue increasing by 2.6 percent, from $15.5 million to $15.9 million; enterprise systems implementation support services revenue increasing by 103.2 percent, from $7.9 million to $16.0 million; information technology services revenue increasing by 20.2 percent, from $10.6 million to $12.8 million; and lean manufacturing consulting services revenue increasing by 54.2 percent from $5.8 million to $9.0 million. Performance support services, enterprise systems implementation support services, information technology services, and lean manufacturing consulting generated 29.6 percent, 29.8 percent, 23.8 percent, and 16.8 percent of total revenue, respectively, in the first six months of 1998.

         Revenue from the Company's largest client, Chrysler, increased by 8.9 percent in the six months ending June 30, 1998, from $11.5 million in the six months ending June 30, 1997, to $12.6 million in the same period in 1998, as a result of increases in performance support and lean manufacturing services, partially offset by a decrease in information technology services provided by the Company.

         Gross Profit. Gross profit increased by $3.8 million, or 31.6 percent, from $12.1 million in the six months ending June 30, 1997 to $16.0 million in the same period in 1998 and decreased from 30.4 percent of revenue in 1997 to
29.8 percent in 1998. This decrease in gross profit margin resulted primarily from increases in recruiting fees, employee relocation, and unreimbursed travel costs paid by the Company.

         General and Administrative Expenses. General and administrative expenses increased by $1.5 million, or 27.1 percent, from $5.5 million in the six months ending June 30, 1997, to $6.9 million in the same period in 1998, decreasing from 13.7 percent of revenue in 1997 to 13.0 percent of revenue in 1998. This decrease in general and administrative expenses as a percentage of revenue resulted primarily from decreases in training costs as a result of a state training grant, depreciation, and professional services fees, partially offset by increases in payroll taxes, recruiting fees, and temporary labor costs.

         Operating Income. As a result of the foregoing, the Company's operating income increased by $2.4 million, or 35.4 percent, from $6.7 million in the six months ending June 30, 1997, to $9.0 million in the same period in 1998 and increased from 16.7 percent of revenue in 1997 to 16.8 percent of revenue in 1998.

         Other Income (Expense), net. Other income, net was $900 in the six months ending June 30, 1997, and $892,000 in the same period of 1998. In 1997, this income consisted primarily of interest income from cash and investment balances, partially offset by interest expenses paid on Stockholder Notes. In 1998, this income consisted primarily of interest income from cash and investment balances, partially offset by interest expense paid on the Company's capital lease obligations.

         Pro forma Net Income. Pro forma net income increased by $2.1 million, or 53.7 percent from $4.0 million in the six months ending June 30, 1997, to $6.1 million in the same period in 1998. Pro forma results assume the Company was a C corporation throughout each of the periods. The Company converted from S corporation status to C corporation status in June 1997.



LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and investments were $46.8 million at June 30, 1998, compared to $40.0 million at December 31, 1997. Increases in cash and investments at June 30, 1998, were attributable primarily to increases in cash provided by operating activities and interest earned on proceeds from the Company's June 1997 initial public offering. The Company's working capital was $58.2 million at June 30, 1998, and $49.4 million at December 31, 1997.

         The Company's operating activities provided cash of $8.3 million for the six months ended June 30, 1998, compared to $6.6 million for the same period in 1997. The increase in cash from operations resulted primarily from increases in net income, depreciation expense, and trade accounts payable, partially offset by increases in unbilled revenue, and accounts receivable and a decrease in deferred income taxes.

         Investing activities used cash of $2.9 million in the six months ended June 30, 1998, compared to $21.5 million for the same period in 1997. Cash used for investing activities in the six months ended June 30, 1998, consisted primarily of the net purchase of capital assets.

         Financing activities provided cash of $737,600 in the six months ended June 30, 1998, compared to $29.8 million for the same period in 1997. Cash provided from financing activities in the six months ended June 30, 1998, consisted primarily of the proceeds from the issuance of common stock due to the exercise of employee stock options.

         The Company has a $10.0 million unsecured revolving line of credit with a commercial bank, which bears interest at the 30-day, LIBOR rate, plus 1.0 percent (6.87 percent on June 30, 1998). The Company utilizes this line of credit to finance a portion of its working capital needs. There was no balance outstanding on the line of credit as of June 30, 1998, or on December 31, 1997.

         During the second quarter of 1997, the Company converted from S corporation to C corporation tax status and as a result recognized a $4.5 million charge to establish a deferred tax liability. This tax liability becomes due ratably over the four years beginning with 1997.

         During the first six months of 1998, the Company made $2.3 million in capital expenditures, primarily for office furniture, computer and office equipment, and leasehold improvements to support the anticipated growth in its professional and administrative staff. Capital expenditures currently are funded from available cash, although the Company may consider alternative financing methods, such as equipment leases or asset-based borrowings in future periods.


EFFECTS OF INFLATION

         Inflation has not had a significant effect on the Company's business during the past three years. The Company cannot predict what effect, if any, inflation may have on its future results of operations.


YEAR 2000

         Based upon the Company's current assessment of its Year 2000 readiness, there are no significant Year 2000 issues known that the Company anticipates would have a material effect on its results of operations, liquidity, or financial condition.

                          PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES.

(c)       Issuance of Securities

          N/A


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of the Company was held on May 19, 1998, and approved the following matters:

(b) Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were re-elected.

(c)     (1)  Election of Directors
             ---------------------
        The following directors were elected to serve as Class I directors to serve until the 2001 annual meeting of stockholders:

                Name                For        Withheld      Against
                ----                ---        --------      -------
        Dr. Robert W. Deutsch   13,511,502      31,750          0
        Ronald E. Holtz         13,511,502      31,750          0
        Kenneth J. Rebeck       13,511,502      31,750          0

          The following director was elected to serve as Class III director to serve until the 2002 annual meeting of stockholders:

                Name                For        Withheld      Against
                ----                ---        --------      -------
        Bruce D. Alexander      13,511,502           0          0

        (2)  The adoption of the 1998 Omnibus Stock Incentive Plan of the
             Company.

                For        Against      Abstain      Broker Non-Vote
                ----       -------      -------      ---------------
             11,775,265   1,054,662       5,550              0

        (3) The ratification of the appointment by the Board of Directors of Arthur Andersen, LLP as auditors of the Company.

             For       Against          Abstain
             ---       -------          -------
        13,543,252        0                 0

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

                                   RWD TECHNOLOGIES, INC.



                                   By:  /s/ Ronald E. Holtz
                                        ----------------------------------------
                                        Ronald E. Holtz
                                        Vice President, Chief Financial Officer,
                                        and Director
Dated: August 6, 1998

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           NAME                               CAPACITY                                    DATE
           ----                               --------                                    ----
/s/ Robert W. Deutsch                Chairman of the Board,                           August 6, 1998
--------------------------------
Robert W. Deutsch                    Chief Executive Officer, and Director

/s/ Ronald E. Holtz                  Vice President, Chief Financial Officer,         August 6, 1998
--------------------------------
Ronald E. Holtz                      and Director