Form 10-Q
period 1998-09-30
RWD TECHNOLOGIES INC
filed 1998-11-10
CIK 1032373

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

 [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ----    ----

As of September 30, 1998, 14,938,385 shares of common stock $0.10 par value ("Common Stock") of the Registrant were outstanding.

                             RWD TECHNOLOGIES, INC.

                                     INDEX

                                   FORM 10-Q



                                                            Page
                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of
         September 30, 1998, (Unaudited) and December
         31, 1997                                           1

         Consolidated Statements of Income for the
         Quarter and Nine Months ended September 30,
         1998, and 1997 (Unaudited)                         2

         Consolidated Statements of Cash Flows for the
         Nine Months ended September 30, 1998, and
         1997 (Unaudited)                                   3

         Notes to Consolidated Financial Statements         4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      6

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                 N/A

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                 N/A

Item 2.  Changes in Securities                              11

Item 3.  Defaults Upon Senior Securities                   N/A

Item 4.  Submission of Matters to a Vote of Security
         Holders                                           N/A

Item 5.  Other Information                                 N/A

Item 6.  Exhibits and Reports on Form 8-K                   12

Signatures                                                  13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                 (In thousands)

                                                                          September 30, 1998   December 31, 1997
                                                                          ------------------   -----------------
                                                                             (unaudited)
                                            ASSETS
CURRENT ASSETS:
   Cash and investments...................................................      $50,648             $40,045
   Contract accounts receivable, net......................................       17,414              13,328
   Costs and estimated earnings in excess of billings on
      uncompleted contracts...............................................       10,449               4,779
   Prepaid expenses and other.............................................        1,073               1,013
                                                                                -------             -------
                Total Current Assets......................................       79,584              59,165
NET FIXED ASSETS:.........................................................        9,063               8,476
OTHER ASSETS..............................................................          293                 246
                                                                                -------             -------
                Total Assets..............................................      $88,940             $67,887
                                                                                =======             =======
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses..................................      $12,588             $ 4,895
   Billings in excess of costs and estimated earnings on
      uncompleted contracts...............................................        3,782               3,646
   Deferred tax liability.................................................        1,191               1,191
   Current portion of obligation..........................................           45                  52
                                                                                -------             -------
                Total Current Liabilities.................................       17,606               9,784

NONCURRENT LIABILITIES:
   Capital lease obligation, net of current portion.......................           --                  31
   Other liabilities......................................................          834               1,018
   Deferred tax liability.................................................        1,175               2,090
                                                                                -------             -------
                Total Liabilities.........................................       19,615              12,923
                                                                                -------             -------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock...........................................................        1,494               1,442
   Additional paid-in capital.............................................       51,341              46,627
   Accumulated comprehensive income.......................................           53                  25
   Retained earnings......................................................       16,437               6,870
                                                                                -------             -------
                Total Stockholders' Equity................................       69,325              54,964
                                                                                -------             -------
                        Total Liabilities and Stockholders' Equity........      $88,940             $67,887
                                                                                =======             =======

          See accompanying notes to consolidated financial statements.

                    RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                       Consolidated Statements of Income
               (Unaudited) (In thousands, except per share data)

                                              Quarter Ended       Nine Months Ended
                                               September 30,         September 30,
                                           -------------------   -------------------
                                             1998       1997       1998       1997
                                           --------   --------   -------    --------
Revenue.................................   $ 30,151   $ 22,016   $ 83,767   $ 61,821
Cost of services........................     20,952     15,768     58,612     43,453
                                           --------   --------   -------    --------
  Gross profit..........................      9,199      6,248     25,155     18,368
General and administrative expenses.....      3,804      2,738     10,752      8,206
                                           --------   --------   --------   --------
Operating income........................      5,395      3,510     14,403     10,162
Other income, net.......................        294        483      1,186        485
                                           --------   --------   --------   --------
Income before taxes.....................      5,689      3,993     15,589     10,647
Provision for income tax................      2,190      1,514      5,953      6,503
                                           --------   --------   --------   --------
  Net income............................   $  3,499   $  2,479   $  9,636   $  4,144
                                           ========   ========   ========   ========

  Diluted earnings per share............   $    .22   $   0.16   $    .60   $   0.30
                                           ========   ========   ========   ========
  Basic earnings per share..............   $    .23   $   0.17   $    .65   $   0.34
                                           ========   ========   ========   ========

Pro Forma Information:
  Income before taxes, as reported......   $  5,689   $  3,993   $ 15,589   $ 10,647
  Pro forma income tax provision to
   recognize C corporation provision for
   income taxes..........................     2,190      1,514      5,953      4,175
                                           --------   --------   --------   --------
     Pro forma net income...............   $  3,499   $  2,479   $  9,636   $  6,472
                                           ========   ========   ========   ========

  Pro forma diluted earnings per share..   $    .22   $   0.16   $    .60   $   0.46
                                           ========   ========   ========   ========
  Pro forma basic earnings per share....   $    .23   $   0.17   $    .65   $   0.53
                                           ========   ========   ========   ========

  Weighted average shares outstanding
   Diluted calculation..................     16,005     15,724     16,014     14,025
                                           ========   ========   ========   ========
   Basic calculation....................     14,938     14,237     14,854     12,187
                                           ========   ========   ========   ========

          See accompanying notes to consolidated financial statements.

                    RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           (Unaudited) (In thousands)

                                                                          Nine Months Ended September 30,
                                                                               1998           1997
                                                                             ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income.........................................................       $   9,636       $   4,143
   Adjustments to reconcile net income to net cash
      provided by operations
        Depreciation and amortization.................................           2,638           2,282
        Loss/(Gain) on sale of fixed assets...........................             271             (20)
        Deferred income taxes.........................................            (915)          4,500
        Increase in trade accounts receivable.........................          (4,086)         (1,141)
        Increase in costs and earnings in
           excess of billings on uncompleted contracts................          (5,670)         (4,883)
        Decrease/(Increase) in prepaid  expense and other.............             117            (228)
        Increase in accounts payable and accrued expenses.............          11,220           5,093
        (Decrease)/Increase in other liabilities......................            (184)          1,018
        Increase in billings in
           excess of earnings on uncompleted contracts................             136           1,393
                                                                             ---------       ---------
        Net Cash provided by operating activities.....................          13,163          12,157
                                                                             ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Net Sales/(Purchases) of Investments..........................             874         (33,923)
        Purchase of fixed assets......................................          (3,377)         (2,957)
        Increase in other assets......................................             (46)             (3)
        Proceeds from sale of fixed assets............................              25              35
                                                                             ---------       ---------
        Net Cash used in investing activities.........................          (2,524)        (36,848)
                                                                             ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Principal portion paid on capital lease.......................             (38)            (30)
        Payments on shareholder loans.................................              --          (3,800)
        Distributions to shareholders.................................              --          (9,864)
        Public Offering Costs.........................................              --          (4,028)
        Issuance of common stock......................................             920          47,563
        Repurchase of common stock....................................             (73)           (820)
                                                                             ---------       ---------
        Net Cash provided by financing activities.....................             809          29,021
                                                                             ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS.............................          11,448           4,330
CASH AND CASH EQUIVALENTS, beginning of period........................           3,619           3,531
                                                                             ---------       ---------
CASH AND CASH EQUIVALENTS, end of period..............................       $  15,067       $   7,861
                                                                             =========       =========
SUPPLEMENTAL DISCLOSURE:
        Income Taxes Paid.............................................       $     959       $     749
                                                                             =========       =========
        Interest Expense Paid.........................................       $      12       $     182
                                                                             =========       =========

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

(5.) Earnings Per Share

     During 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 (SFAS No. 128), "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. The Company adopted SFAS No. 128 during 1997 and has restated earnings per share data presented to reflect the new standard. SFAS No. 128 requires presentation of basic earnings per share and diluted earnings per share. Dilutive common equivalent shares include shares issuable upon the exercise of stock options, using the treasury stock method. For the periods prior to the IPO, the weighted average number of shares used includes the shares exercised in connection with the IPO by the majority shareholder and the number of shares calculated pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 1.B.3.

(6.) New Authoritative Standards

     During 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company adopted SFAS No. 130 during the nine months ended September 30, 1998, and has presented comprehensive income in the accompanying consolidated financial statements. The Company's income in accordance with SFAS No. 130, consists of net income of $9,636,400 and $4,143,500, plus unrealized gains on investments available-for-sale of $53,000 and $11,000 for the nine months ended

September 30, 1998 and 1997, respectively. The Company's income in accordance with SFAS No. 130, consists of net income of $3,499,400 and $2,479,300 plus unrealized gains on investments available-for-sale of $21,000 and $11,000 for the three months ended September 30, 1998 and 1997, respectively.

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997.

   Revenue. Revenue increased by $8.1 million, or 37.0 percent, from $22.0 million in the third quarter of 1997 to $30.2 million in the third quarter of 1998. The Company experienced growth in most of its service areas in the third quarter of 1998 compared to the same period in 1997; with enterprise systems implementation support services revenue increasing by 148.6 percent, from $4.3 million to $10.8 million; information technology services revenue increasing by
25.6 percent, from $5.6 million to $7.1 million; lean manufacturing consulting services revenue increasing by 17.4 percent from $3.7 million to $4.4 million; and performance support services revenue decreasing by 4.9 percent, from $8.3 million to $7.9 million. Enterprise systems implementation support services, performance support services, information technology services, and lean manufacturing consulting generated 35.8 percent, 26.2 percent, 23.5 percent, and
14.5 percent of total revenue, respectively, in the third quarter of 1998.

   Revenue from the Company's largest client, Chrysler, increased from $6.3 million in the third quarter of 1997 and $6.7 million in the same period in 1998 primarily as a result of increases in lean manufacturing consulting services provided by the Company. Revenue from Chrysler decreased as a percentage of total Company revenue from 28.7 percent of revenue in the third quarter of 1997 to 22.2 percent in the third quarter of 1998.

   Gross Profit. Gross profit increased by $3.0 million, or 47.2 percent, from $6.2 million in the third quarter of 1997 to $9.2 million in the same period of 1998 and increased from 28.4 percent of revenue in 1997 to 30.5 percent in 1998. This increase in gross profit as a percent of revenues resulted primarily from higher average billing rates and increases in the proportion of labor revenue to other revenue, partially offset by increases in marketing costs, employee recruiting, employee relocation, temporary labor, and costs for on-going development of client service processes.

   General and Administrative Expenses. General and administrative expenses increased by $1.1 million, or 38.9 percent, from $2.7 million in the third quarter of 1997 to $3.8 million in the same period in 1998, increasing from 12.4 percent of revenue in 1997 to 12.6 percent of revenue in 1998. The increase in general and administrative expenses reflected the general increase in the level of spending necessary to support the Company's growth in revenues. The increase in general and administrative expenses as a percentage of revenue resulted primarily from increases, as a percent of revenue, in professional services fees, recruiting expenses, and facility rent, partially offset by a decrease, as a percent of revenue, in depreciation expense.

   Operating Income. As a result of the foregoing, the Company's operating income increased by $1.9 million, or 53.7 percent, from $3.5 million in the third quarter of 1997 to $5.4 million in the same period in 1998 and increased from 15.9 percent of revenue in 1997 to 17.9 percent of revenue in 1998.

   Other Income (Expense), net. Other income (expense), net was $483,600 in the third quarter of 1997 and $294,600 in the third quarter of 1998. For 1997, this income consisted primarily of interest income from cash and investment balances, partially offset by interest paid on the Company's capital lease obligations. For 1998, this income consisted primarily of interest income from cash and investment balances, partially offset by the one-time write-off of capital equipment, having a net book value of $226,000, and interest paid on the Company's capital lease obligations.

   Net Income. As a result of the foregoing, the Company's net income increased by $1.0 million, or 41.1 percent from $2.5 million in the third quarter of 1997 to $3.5 million in the third quarter of 1998.


NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997.

   Revenue. Revenue increased by $21.9 million, or 35.5 percent, from $61.8 million in the nine months ended September 30, 1997, to $83.8 million in the same period of 1998. The Company experienced growth in most of its service areas in the nine months ended September 30, 1998, compared to the same period in 1997, with performance support services revenue unchanged at $23.8 million; enterprise systems implementation support services revenue increasing by 119.4 percent, from $12.2 million to $26.8 million; information technology services revenue increasing by 22.1 percent, from $16.3 million to $19.9 million; and lean manufacturing consulting services revenue increasing by 39.9 percent from $9.5 million to $13.3 million. Enterprise systems implementation support services, performance support services, information technology services, and lean manufacturing consulting generated 32.0 percent, 28.4 percent, 23.7 percent, and 15.9 percent of total revenue, respectively, in the first nine months of 1998.

   Revenue from the Company's largest client, Chrysler, increased by 7.8 percent in the nine months ended September 30, 1998, from $17.9 million in the nine months ended September 30, 1997, to $19.2 million in the same period in 1998, as a result of increases in lean manufacturing and performance support services, partially offset by a decrease in information technology services provided by the Company. Revenue from Chrysler decreased as a percentage of total Company revenue from 28.9 percent of revenue during the first nine months of 1997 to
23.0 percent during the first nine months of 1998.

   Gross Profit. Gross profit increased by $6.8 million, or 36.9 percent, from $18.4 million in the nine months ended September 30, 1997 to $25.2 million in the same period in 1998 and increased from 29.7 percent of revenue in 1997 to
30.0 percent in 1998. This increase in gross profit as a percent of revenue resulted primarily from higher average billing rates and increases in the proportion of labor revenue to other revenue, partially offset by increases in unreimbursed travel, employee recruiting, employee health insurance, payroll taxes, and costs for on-going development of client service processes.

   General and Administrative Expenses. General and administrative expenses increased by $2.5 million, or 31.0 percent, from $8.2 million in the nine months ended September 30, 1997, to $10.8 million in the same period in 1998, decreasing from 13.3 percent of revenue in 1997 to 12.8 percent of revenue in 1998. The increase in general and administrative expenses reflected the general increase in the level of spending necessary to support the Company's growth in revenues. The decrease in general and administrative expenses as a percentage of revenue resulted primarily from decreases, as a percent of revenue, in training costs as a result of a state training grant, depreciation, and professional services fees, partially offset by increases, as percent of revenue, in payroll taxes, recruiting fees, and temporary labor costs.

   Operating Income. As a result of the foregoing, the Company's operating income increased by $4.2 million, or 41.7 percent, from $10.2 million in the nine months ended September 30, 1997, to $14.4 million in the same period in 1998 and increased from 16.4 percent of revenue in 1997 to 17.2 percent of revenue in 1998.

   Other Income (Expense), net. Other income, net was $484,500 in the nine months ended September 30, 1997, and $1.2 million in the same period of 1998. In 1997, this income consisted primarily of interest income from cash and investment balances, partially offset by interest expenses paid on Stockholder Notes. In 1998, this income consisted primarily of interest income from cash and investment balances, partially offset by interest expense paid on the Company's capital lease obligations and the one-time write-off of capital equipment.

   Pro forma Net Income. Pro forma net income increased by $3.1 million, or 48.9 percent from $6.5 million in the nine months ended September 30, 1997, to $9.6 million in the same period in 1998. Pro forma results assume the Company was a C corporation throughout each of the periods. The Company converted from S corporation status to C corporation status in June 1997.


LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash and investments were $50.6 million at September 30, 1998, compared to $40.0 million at December 31, 1997. Increases in cash and investments at September 30, 1998, were attributable primarily to increases in cash provided by operating activities and interest earned on proceeds from the Company's June 1997 initial public offering. The Company's working capital was $61.9 million at September 30, 1998, and $49.4 million at December 31, 1997.

   The Company's operating activities provided cash of $13.2 million for the nine months ended September 30, 1998, compared to $12.2 million for the same period in 1997. The increase in cash from operations resulted primarily from increases in net income, trade accounts payable, and depreciation expense, partially offset by increases in unbilled revenue and accounts receivable and a decrease in deferred income taxes.

   Investing activities used cash of $2.5 million in the nine months ended September 30, 1998, compared to $36.8 million for the same period in 1997. Cash used for investing activities in the nine months ended September 30, 1998, consisted primarily of the net purchase of capital assets, partially offset by the sale of investments.

   Financing activities provided cash of $809,100 in the nine months ended September 30, 1998, compared to $29.0 million for the same period in 1997. Cash provided from financing activities in the nine months ended September 30, 1998, consisted primarily of the proceeds from the issuance of common stock due to the exercise of employee stock options.

   The Company has a $10.0 million unsecured revolving line of credit with a commercial bank, which bears interest at the 30-day, LIBOR rate, plus 1.0 percent (6.9 percent on September 30, 1998). The Company utilizes this line of credit to finance a portion of its working capital needs. There was no balance outstanding on the line of credit as of September 30, 1998, or on December 31, 1997.

   The Company's Board of Directors, at its most recent meeting, authorized the repurchase of Company shares from time to time funded by the cash received from the exercise of outstanding stock options. The cash utilized may include both the exercise proceeds and the associated tax benefit the Company receives from option exercise. These repurchases may be open market purchases or block purchases within limits as permitted by Securities and Exchange Commission rules, or purchases directly from option holders. This program is intended to allow the mitigation of the increase in outstanding shares that results from the periodic exercise of employee stock options.

   During the second quarter of 1997, the Company converted from S corporation to C corporation tax status and as a result recognized a $4.5 million charge to establish a deferred tax liability. This tax liability becomes due ratably over the four years beginning with 1997.

   During the first nine months of 1998, the Company made $3.4 million in capital expenditures, primarily for office furniture, computer and office equipment, and leasehold improvements to support the anticipated growth in its professional and administrative staff. Capital expenditures currently are funded from available cash, although the Company may consider alternative financing methods, such as equipment leases or asset-based borrowings in future periods.


YEAR 2000 COMPLIANCE

   The Company has commenced a process to assure Year 2000 compliance of all hardware, software, and ancillary equipment that are date dependent. The process involves four phases:

Phase I - Inventory and Data Collection. This phase involves an identification of all items that are date dependent. The Company commenced this phase in the fourth quarter of 1997 and is now complete.

Phase II - Compliance Requests. This phase involves requests to systems vendors for verification that the systems identified in Phase I are Year 2000 compliant. The Company will identify and begin to replace critical systems that cannot be updated or certified as compliant. The Company commenced this phase in the first quarter of 1998 and expects to complete this phase before the end of the first quarter of 1999. To date, the Company has verified that its accounting, payroll, human resources, banking and local wide area network hardware and software systems are compliant. In addition, the Company has determined that substantially all of its personal computers and PC applications are compliant. The Company is currently reviewing its security systems and other miscellaneous systems.

Phase III - Test, Fix, and Verify. This phase involves testing all items that are date dependent and upgrading all non-compliant systems. The Company expects to complete this phase during the first and second quarter of 1999.

Phase IV - Final Testing, New Item Compliance. This phase involves review of all systems for compliance and re-testing as necessary. During this phase, all new systems and equipment will be tested for compliance. The Company expects to complete this phase by the end of the second quarter of 1999.

     To date, the Company believes that its major systems are Year 2000 compliant. This substantial compliance has not required significant expenditures, and has been achieved without the need to acquire significant new hardware, software, or systems other than in the ordinary course of business. The Company is not aware of any material non-compliance that would require repair or replacement that would have a material effect on its financial position. The Company is not aware of any non-compliance by its suppliers that would have material impact on the Company's business. Nevertheless, there can be no assurance that unanticipated non-compliance will not occur, and such non-compliance could require material costs to repair or could cause material disruptions if not repaired.


EFFECTS OF INFLATION

   Inflation has not had a significant effect on the Company's business during the past three years. The Company cannot predict what effect, if any, inflation may have on its future results of operations.


FORWARD LOOKING STATEMENTS

   Certain statements contained herein, including statements regarding development of the Company's services, markets, and future demands for the Company's services, and other statements regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements include risks and uncertainties; consequently, actual results may differ materially from those expressed or implied thereby. Factors that could cause actual results to differ materially include, but are not limited to, reliance on a few key clients, reliance on strategic partners, concentration of revenues in the automotive industry, which is subject to cyclical and economic factors outside the Company's control, the Company's ability to effectively manage its growth, variability of operating results, various project risks associated with individual projects that could materially impact operating results, the Company's ability to attract and retain sufficient employees, dependence on key personnel, technological change, and substantial competition.

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

                                   RWD TECHNOLOGIES, INC.



                                   By: /s/ Ronald E. Holtz
                                       ---------------------------------------
                                       Ronald E. Holtz
                                       Vice President, Chief Financial Officer,
                                       and Director
Dated: November 6, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    NAME                          CAPACITY                        DATE
    ----                          --------                        ----
/s/ Robert W. Deutsch        Chairman of the Board,             November 6, 1998
---------------------        Chief Executive Officer, and
Robert W. Deutsch            Director


/s/ Ronald E. Holtz          Vice President, Chief Financial    November 6, 1998
-------------------          Officer, and Director
Ronald E. Holtz
