Form 10-K
period 1998-12-31
RWD TECHNOLOGIES INC
filed 1999-03-26
CIK 1032373

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               ----------------

                                   Form 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

      For the fiscal year ended
                                               Commission File No. 0-22145
          December 31, 1998


                            RWD TECHNOLOGIES, INC.

              (Exact name of registrant as specified in charter)

                               ----------------

              Maryland                                 52-1552720


   (State or other jurisdiction of                    (IRS employer
   incorporation or organization)                  identification No.)

   10480 Little Patuxent Parkway,
         Columbia, Maryland                               21044


   (Address of principal executive                     (Zip Code)
               office)

      Registrant's telephone number, including area code: (410) 730-4377

          Securities Registered Pursuant to Section 12(b) of the Act:

                                     None

          Securities Registered Pursuant to Section 12(g) of the Act:

                                Title of Class:

                    Common Stock, par value $.10 per share

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ ] or any amendment to this Form 10-K [_] .

  As of March 9, 1999, the aggregate market value of the voting stock held by nonaffiliates was approximately $66,945,000.

  As of March 9, 1999, 15,056,419 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Specified portions of the definitive Proxy Statement for the Annual Meeting of Stockholders, of RWD Technologies, Inc., are incorporated by reference in
Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             RWD TECHNOLOGIES, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                 PART I

ITEM 1.  BUSINESS........................................................    1

ITEM 2.  PROPERTIES......................................................    9

ITEM 3.  LEGAL PROCEEDINGS...............................................    9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............    9

                                 PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.........................................................    9

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA............................   10

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...........................................   11

ITEM 8.  FINANCIAL STATEMENTS............................................   21

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE............................................   21

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF RWD TECHNOLOGIES, INC.......   21

ITEM 11. EXECUTIVE COMPENSATION..........................................   21

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..   21

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................   21

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-
         K...............................................................   21

SIGNATURES...............................................................   23

                                    PART I

Item 1. Business

  RWD Technologies, Inc., ("RWD" or the "Company") provides a broad range of integrated solutions designed to improve the productivity and effectiveness of workers in complex operating environments. As the scope and complexity of technology used by businesses accelerates and the global business environment becomes more competitive, companies are increasingly focused on maximizing the return on their advanced technology investments. To achieve this goal, companies must ensure their employees receive effective support, including the information systems, performance support tools, manufacturing processes, documentation systems, and training to operate these advanced systems effectively.

  Since the Company's founding in 1988, it has expanded its key service areas to meet the needs of its clients and to address market demands. The Company's principal service areas are: Information Technology Services, Enterprise Resource Planning Services, Lean Manufacturing Consulting, and Technology Performance Support. Within these four key service areas, the Company delivers a broad array of solutions to its clients including:

  . Enterprise Relationship Management (ERM) systems

  . Web-based solutions for workplace performance support

  . Custom software development

  . Knowledge management systems and services

  . Enterprise Resource Planning (ERP) services

  . Project management consulting

  . Change management

  . Distance learning

  . Plant and manufacturing line start-up and troubleshooting services

  . Electronic and traditional training and documentation solutions

  . Lean manufacturing consulting

  Examples of specific solutions RWD provides to its clients are enhanced user interface (EUI) systems, electronic performance support systems (EPSS), electronic document management systems (EDMS), machinery diagnostic systems, sales force automation, and Internet/intranet applications.

  The Company's services are designed to improve its clients' product quality, worker productivity, and competitiveness and to ensure its clients receive an attractive return on their technology investments. RWD's services integrate comprehensive expertise in information technology, performance support, enterprise resource planning ("ERP") software implementation services, and lean manufacturing consulting in a coordinated manner, with services customized to the individual needs of each client. The Company believes its focus on end user performance, embedded in all its service offerings, differentiates the Company from many of its competitors in the performance support and information technology services marketplaces. The Company's registered service mark, "We bring people and technology together,"(R) succinctly describes the Company's unique focus.

  RWD was founded in January 1988 by Dr. Robert W. Deutsch and Mr. John H. Beakes. For the 21 years prior to founding RWD, Dr. Deutsch was the Chief Executive Officer of General Physics Corporation, a company he founded while a professor of nuclear science and engineering at The Catholic University of America in Washington, D.C. Mr. Beakes is a graduate of the U.S. Naval Academy and served for 8 years in the U.S. Navy's Nuclear Submarine Service. He joined General Physics in 1974 and had advanced to the position of Executive Vice President and Chief Operating Officer by 1985. A change of control and resulting shift in operating philosophy precipitated Dr. Deutsch's and Mr. Beakes' decision to leave General Physics at the end of 1987.

  Dr. Deutsch and Mr. Beakes believed large U.S. industrial companies were making substantial investments in automation and other advanced operating technologies but achieving relatively low returns on those investments. They concluded this was the result of plant workers having inadequate training and performance support systems. Dr. Deutsch and Mr. Beakes formed RWD with the objective of applying proven performance support methodologies to large U.S. industrial companies. The Company's first significant client was Chrysler.

  The Company's client list has grown to include clients in more than 20 industries including the automotive industry, telecommunications, consumer products, equipment manufacturing, pharmaceutical, and petrochemical industries, among others. In addition to providing solutions to clients in more than 20 industries, the Company targets selected industries where its extensive experience matches the unique needs of clients in specific industries. During 1998, the Company established three Industry Centers of Excellence (ICOEs) for concentrated focus: automotive manufacturing, pharmaceuticals, and Petroleum & Chemicals. This strategic industry focus brings together teams with special industry expertise and draws on the full range of services RWD has to offer to provide solutions tailored to specific industries.

RWD's Services

  The Company's services and solutions are outlined below in four business segment descriptions: Information Technology Services, Enterprise Resource Planning Services, Lean Manufacturing Consulting, and Technology Performance Support which represented 23.6, 33.5, 15.8, and 27.1 percent, respectively, of the Company's 1998 revenue. Solutions delivered by the Company often could be associated with more than one of the four identified business segments. For example, solutions delivered outside of the information technology segment, such as in ERP, frequently have significant information technology components, such as web-based documentation, on-line help and knowledge management systems, packaged software implementation and configuration and electronic performance support. The Company's ability to deliver integrated solutions that leverage the full breadth of its expertise in such areas as information technology, end user support, performance analysis and documentation is a significant differentiator and competitive advantage. Nevertheless, the Company's financial results are reported herein categorized within the operating business segments as required by SFAS No. 131.

  Information Technology Services. Information Technology services generated $15.5 million (or 23.8 percent), and $22.8 million (or 26.5 percent), and $27.1 million (or 23.6 percent), of RWD's total revenue in 1996, 1997, and 1998, respectively. The Company's Information Technology services include a full spectrum of strategic consulting, custom software development, packaged software integration and implementation, and operations and maintenance services. RWD has significant expertise in Internet technologies as a platform for communication and information transfer in a variety of industries. These projects include developing Intranets, document management systems, and designing remote diagnostic information systems and related projects. Information technology solutions and services also include web-based information systems, the design and implementation of customized enhanced user interface ("EUI") systems, electronic performance support systems ("EPSS"), and electronic document management systems ("EDMS"), all of which give the end user easy access to information critical to operating advanced technology effectively. RWD's information technology solutions also include call center and customer services systems; Internet/intranet technology solutions, remote worker automation; machinery diagnostics, client/server applications development; e-commerce and training products (RWD WILS, RWD Multimedia WebPlayerTM); systems integration; knowledge management systems, and strategic consulting. RWD has extensive packaged software implementation capabilities, and its services in this area support partnerships or alliances with Documentum, Siebel, Lotus, Netscape, Microsoft, POINT, DLB, and Dataware.

  The following are examples of the Company's Information Technology projects:

  . RWD created and implemented a sophisticated customer service system for one of the world's largest broadband communications companies. This application helps position the client as a leading provider of cable television, telephony, and high-speed data services for new customers around the world, while providing exemplary service for today's customers.

  . A major automobile manufacturer asked RWD to build an intranet-based service system to help its dealers diagnose and repair automobiles. By providing service-bay technicians with up-to-date repair information from a centralized repository, this system, one of the world's largest web-based Java application implementations, dramatically increased the speed of information dissemination, technician repair efficiency and accuracy, plus improved brand loyalty and customer satisfaction.

  . RWD designed and developed an extensive web-based knowledge management system for a major consumer durables company that enables employer and partner companies to collaboratively share product, engineering, manufacturing, and marketing information.

  . RWD implemented an e-commerce PC-based home banking system that has been deployed by several financial institutions to provide their customers with a PC-based banking and bill paying service.

  . An international hotel chain using a text-based, computer reservation system engaged RWD to design an EUI system to enable the client's reservations center operators to handle incoming calls more quickly and to market the chain's services more effectively. RWD designed an EUI system that was integrated with the client's existing reservation system, resulting in an intuitive graphical interface. This replaced the existing system, which required the operator to use up to 12,000 different codes. RWD's EUI system significantly shortened operator training time, time to competency, and call handling time, thereby resulting in increased caller satisfaction and improved overall sales effectiveness. The chain's 1,800 reservation agents now use RWD's EUI system to annually log approximately 25 million calls worldwide.

  Enterprise Resource Planning Services. ERP services generated $14.2 million (or 21.8 percent), and $18.2 million (or 21.3 percent), and $38.4 million (or
33.5 percent) of RWD's total revenue in 1996, 1997, and 1998, respectively. Capitalizing on its end user focus and performance support expertise, RWD has developed a rapidly growing service area supporting the implementation of enterprise-wide software applications, principally software from SAP, the world's leading ERP software company. The Company uses its unique end user support approach to support ERP software implementation efforts of Fortune 1,000 companies. This approach is designed to ensure that system end users have the knowledge, skills, and tools necessary to operate effectively during and after ERP software implementations.

  The Company's services to clients implementing ERP systems include:

  . Implementation services, such as implementation planning, project management, data conversion, hardware and software installation, prototyping and cycle testing, and system configuration, integration and rollout

  . Consulting services, such as business process analysis and mapping, information planning, organization performance assessments, and strategic planning

  . Change management services, such as change planning, leadership training, strategy development, change technology transfer, communications planning, managing resistance, organizational alignment and teambuilding

  . End user services, including context-sensitive on-line help systems, electronic document management, electronic performance support systems, end user training and support strategies, SAP R/3 InfoDB implementations, training delivery and evaluation, and Web-based solutions

  In 1997, RWD formalized its relationship with SAP America, Inc. and became an R/3 implementation partner. The Company has established laboratories in the U.S. and U.K. to demonstrate SAP's InfoDB product, to jointly market implementation services with SAP, and to provide services directly to SAP. During 1996, RWD entered into a strategic alliance with PricewaterhouseCoopers, an international consulting firm and leading provider of enterprise-wide software implementation services. Under this nonbinding arrangement, the Company provides performance support services in joint software implementation engagements with PricewaterhouseCoopers. A significant proportion of the Company's ERP services' revenue are generated through its relationships with SAP and PricewaterhouseCoopers. The Company is also a designated service partner of the ERP software companies PeopleSoft and Baan and has also provided end user support services to clients implementing Oracle software.

  The following is an example of the Company's ERP software implementation projects:

  . An international chemical company engaged RWD to provide performance support to the client's employees during its multiyear, global implementation of SAP ERP software. RWD designed and developed content and online support tools that provide users with immediate access to information specific to their tasks. RWD also prepared and presented classroom and on-the-job materials and training. Each training course contained an appropriate level of concepts, a series of job aids, and scenario-based, hands-on exercises that made the SAP software easier for the employees to understand and use. The Company believes its training and support materials resulted in reduced time spent in training and improved time to competency for the client's end users.

  Lean Manufacturing Consulting. Lean Manufacturing Consulting services generated $7.9 million (or 12.2 percent), $12.9 million (or 15.1 percent), and $18.2 million (or 15.8 percent) of total revenue in 1996, 1997, and 1998, respectively. RWD is a leading provider of lean manufacturing expertise to industry. The Company's Lean Manufacturing Consulting services include developing and deploying entire production systems, as well as designing and presenting specialized lean manufacturing training workshops to illustrate and teach the benefits of lean manufacturing. The objective of lean manufacturing is to achieve world-class quality and cost performance based on continuous improvement and the elimination of waste. The major components of lean manufacturing, a system developed and refined by the Japanese, include high machine reliability, level production, just-in-time material control, "stop-the-line" operating procedures, and the human systems that support this manufacturing philosophy. This system uses specific, simple-to-understand tools, including mistake-proofing, standardized work procedures, and housekeeping techniques. RWD provides lean manufacturing implementation guidance through a team of experts who have substantial experience using and deploying this systems approach to manufacturing.

  The following is an example of the Company's Lean Manufacturing Consulting projects:

  . In planning to manufacture a new engine at a plant in Europe, a large automobile manufacturer projected requirements based on a traditional mass manufacturing approach. RWD was asked to work with the manufacturer's managers to assess the changes in processes that could be made by applying lean manufacturing principles. The critical issues facing the RWD team were reengineering the material supply system and labor usage within the production process. RWD placed a team of experienced lean manufacturing personnel on-site to perform the necessary assessments and then to implement the recommended lean manufacturing approaches on the engine production line. Based on the early success of the Company's initial five-month effort and other services provided by RWD, the client asked RWD to help implement lean manufacturing concepts in all of its worldwide operations.

  Technology Performance Support. Technology Performance Support services generated $27.4 million (or 42.2 percent), and $31.8 million (or 37.1 percent), and $31.0 million (or 27.1 percent) of RWD's total revenue in 1996, 1997, and 1998, respectively. RWD provides a broad range of end user performance support services. These services encompass the design, development, and delivery of information to end users of technology and complex equipment and use the full spectrum of electronic as well as paper-based delivery technologies, including designing and presenting classroom and plant floor training; developing and managing hard copy training materials, technical procedures, and documentation; designing and developing customized job aids; and acting as plant floor consultants to ensure proper integration of equipment and systems and reduction of plant downtime. RWD uses a performance-based approach to training and documentation that focuses on streamlining training content to include only the information required to perform each task effectively.

  RWD's performance support services are delivered to many industries including manufacturing and process industries, telecommunications, consumer products, and pharmaceuticals. A significant portion of these services are provided to the automotive industry in connection with the launch of new and redesigned vehicles.

  The following are examples of the Company's Performance Support projects:

  . Since 1990, RWD has worked with a large U.S. automobile manufacturer to provide technical training to the manufacturer's plant-floor workers in locations worldwide. This training is designed to increase worker competency in connection with the launch of new and redesigned vehicles. RWD's customized performance-based training programs have resulted in significantly reduced classroom time and training costs. RWD instructors also function as plant floor consultants, engaging in systems integration and preparing workers to troubleshoot malfunctioning equipment.

  . A major oil company engaged RWD to help increase refinery run times and reduce the frequency and duration of unit shutdowns. To accomplish this goal, the Company developed user-friendly, task-oriented operating manuals, and procedures and performance-based training courses. RWD also helped the client develop a laboratory calibration and maintenance program.

  Prior to December 31, 1998, the Company reported revenue by service line irrespective of the division or operating segment in which the revenue was earned. Effective December 31, 1998, with the adoption of Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Company changed to reporting revenue by operating segment as defined by Statement No. 131, instead of reporting revenue by service line. The 1996 and 1997 revenue disclosed in this section has been restated to the amounts by operating segment.

Industries and Clients Served

  The Company has provided services to clients in the following industries:

                                  Industries

Aerospace                      Electronics            Photographic Film and
Automotive Equipment/Parts     Financial Services       Equipment
  Manufacturing                Furniture              Publishing
Automotive Manufacturing       Government             Rubber Products
Biotechnology                  Industrial             Software
Chemical                         Manufacturing        Telecommunications
Computers                      Package Delivery       Utilities
Consumer Products              Petroleum              Wholesale/Retail
Education                      Pharmaceuticals

  The following is a list of representative clients served by the Company during 1998. These clients generated, in the aggregate, more than 80 percent of the Company's 1998 revenue.

                                    Clients

Amerada Hess                   Frito-Lay              Pennzoil-Quaker State
AMP                            Fujitsu                Pioneer Hi-Bred
BC Telecom                     Genentech              Polaroid
Bell Atlantic                  General Motors         Port Authority of
BellSouth                      Goodyear                 NY & NJ
Bethlehem Steel                Harvard University     Procter & Gamble
Borden Foods                   Houston Industries     SAP America
Boston Edison                  John Deere             Stanford University
Bristol-Myers Squibb           Kodak                  Steelcase
Chevron                        Kohler                 Storage Tek
CIGNA Healthcare               Lucent Technologies    Tandem
Conectiv                       MediaOne               Tenneco
Continental Airlines           Merck                  Warner-Lambert
DaimlerChrysler                Microsoft              The Weather Channel
Disney                         Mobil Oil Corporation  Whirlpool
Dow Chemical                   Moen                   World Bank
Equistar                       NASD                   Wyeth-Ayerst
Ford Motor                     NationsBank

  In 1998, RWD provided services to 131 companies in more than 20 industries. The Company's clients include DaimlerChrysler, Ford, John Deere, MediaOne, IBM, Merck, Procter & Gamble, Bell Atlantic, Lucent, and Steelcase. DaimlerChrysler, the Company's largest client, generated 28.5 percent, 28.1 percent, and 22.4 percent of total revenue in 1996, 1997, and 1998, respectively. Ford generated 14.0 percent and 12.2 percent of total revenue in 1997 and 1998, respectively. No other client generated more than 10 percent of total revenue in any of these periods. The Company's top five clients in 1996, 1997, and 1998 generated an aggregate of 51.4 percent, 56.8 percent, and 50.0 percent of total revenue in each of these respective periods. Automotive industry clients generated an aggregate of 40.7 percent, 44.4 percent, and
37.9 percent of total revenue in 1996, 1997, and 1987, respectively.

Sales and Marketing

  RWD business is principally developed by senior management and the technical personnel who manage client relationships and develop solutions for clients rather than through a dedicated sales force. RWD professionals, who work closely with clients to solve complex technical problems, are best able to understand and communicate the Company's skills and services to existing and prospective clients. This approach also contributes to the Company's ability to establish and maintain long-term client relationships. In addition to supporting existing client relationships, RWD's senior management markets the Company's services at industry trade shows and delivers presentations and papers at conferences. As a result, potential clients in new and currently served industries have an opportunity to learn more about Company services. In the past few years, the Company has begun to supplement the sales efforts of its technical employees with the targeted use of dedicated sales professionals, including industry marketing experts in the automotive, petrochemical, and pharmaceutical industries to support its Industry Centers of Excellence (ICOE) focus. The Company also actively seeks strategic relationships with leading software companies whose high-quality products and need for implementation expertise present significant opportunity for the Company. RWD's primary business alliances include ones with SAP and PricewaterhouseCoopers, as well as Documentum, Siebel, Lotus, POINT, Dataware, DLB, Microsoft, Netscape, Baan, PeopleSoft, and Asymetrix.

Geographic Expansion

  The Company has often delivered solutions outside the U.S. for its domestic multinational clients. From 1996 to 1998, international revenue expanded from
1.7 percent to 11.4 percent of revenue. During 1998, the Company began actively expanding its capabilities in Europe and the U.K., primarily by marketing directly to European companies and opening offices in the U.K. These efforts to accelerate business overseas entail significant costs in overhead and marketing, as well as high initial costs for expatriated personnel to establish European operations. The Company believes the long-term opportunities in international markets for its services are significant.

Competition

  The Company's service areas are highly competitive and subject to both low barriers to entry and rapid change. The Company faces competition for client assignments from a number of companies having significantly greater financial, technical, and marketing resources and greater name recognition than RWD. Principal competitors for the Company's services include the consulting practices of the largest international accounting firms, as well as professional services groups of many large technology and management consulting companies. The Company also competes with smaller regional or local service providers, whose specific, more narrowly focused service offerings may be more attractive to potential clients of the Company. The Company also faces competition from software companies, including its alliance organizations who, through their client services groups, may choose to compete with RWD. In addition, clients may elect to use internal resources to satisfy their needs for the services the Company provides. The Company believes that the principal competitive factors in its industry are quality of service, breadth of service offerings, reputation of the service provider, and price. The Company believes it competes effectively with respect to each of these factors.

Company Organization and Methodologies

  Project Management. RWD's project management process is critical to the Company's ability to satisfy its clients. The Company's project management process is used throughout all phases of an engagement and includes controls and review processes designed to ensure each project is delivered in a high-quality, cost-effective, and timely manner. The project manager has primary responsibility for the success of the engagement, including managing project costs and staff schedules, service quality, and the client relationship. The project manager is supported in these efforts by the project director, a designated senior individual with extensive project management experience. Project managers are certified only after completing a rigorous one-year training process that includes classroom and on-the-job training and an oral examination before senior management. The project management process includes processes for identifying and assessing project risks, as well as mechanisms to help the project manager communicate project challenges to the project director and senior management before those challenges escalate. In addition, the process places significant emphasis on client feedback through regular client alignment meetings. These client review meetings ensure continuous agreement on project goals and expectations, leading ultimately to client satisfaction with the results. Once an engagement is completed, the Company assesses the extent to which the project team met client expectations and evaluates the effectiveness of RWD's project management process. The Company uses this analysis to support its continuous improvement process.

  Technical and Management Skills and Training. The Company's employees have diverse educational and employment backgrounds, including engineering, advanced manufacturing, computer systems analysis and design, technical writing and editing, and graphic arts. Many have advanced degrees in a wide range of technical disciplines, including chemical, computer systems, electrical, industrial, mechanical, nuclear, and software engineering; instructional system design; and organizational development. This breadth of expertise enables the Company's professionals to interact with and understand the performance challenges encountered by client personnel across a broad range of industries. The Company employed 988 persons as of December 31, 1998.

  The Company's use of internally developed, standardized tools and methodologies and its strict adherence to a structured project management process enable the Company to deliver consistent, high-quality services while rapidly increasing the size of its workforce. The Company places significant emphasis on training its employees to understand and apply the Company's service methodologies and management processes. The Company uses a combination of more than 200 hours of internally developed courses, as well as externally provided courses, to provide this and other technical training. Employees are encouraged to become trained in the Company's proprietary service methodologies. Employees also participate in internal and external training in specific technologies such as ERP software systems, object-oriented design, relational database design, software configuration management, software programming languages (e.g., Visual C++, Visual Basic, MacApp, Java and JavaScript), document management software, and the software systems of its alliance organizations. Employees are encouraged and provided with financial support to enroll in advanced training and degree programs to increase their technical and management capabilities.

  Recruiting and Employee Retention. RWD places significant emphasis on attracting, developing, and retaining a highly skilled and motivated workforce. The Company recruits personnel through a variety of methods, including on-campus recruiting, internet recruiting, postings at conferences, and advertising in newspapers and technical publications. The Company actively recruits entry-level personnel at selected college campuses and maintains a Web site targeted in part to potential recruits. The Company has a policy of promoting from within whenever appropriate and also actively recruits employees with in-depth expertise in technical areas in which the Company currently provides services or expects to provide services in the future. From time to time, the Company uses technical recruiters to fill specific staffing needs. The Company engages a limited number of technical personnel on a consulting basis when appropriate to support particular client needs.

  The Company's culture, its emphasis on training, and the design of its compensation structure have been developed to attract, develop, and retain qualified and motivated professionals. The Company's culture is captured and communicated through its Mission, Values, and Guiding Principles. Senior management expends significant effort in communicating these principles to new employees and to incorporating these values into the day-to-day operation of the Company. The Company believes this effort has played a significant role in maintaining its culture and guiding the actions of its employees. The Company also strives to provide a challenging work environment and competitive employee reward system. Additionally, the Company is committed to significant and broad-based employee stock ownership, believing this maximizes employees' dedication to the Company's growth and profitability. In addition to the co-founders' ownership of 9.8 million shares and options, 694 of the Company's employees as of December 31, 1998, held options to purchase, in aggregate, 3.4 million shares of the Company's Common Stock.

  RWD believes these policies have resulted in an employee turnover rate which compares favorably to its competitors. The Company's turnover rates in 1997 and 1998 were approximately 16.8 percent and 17.2 percent, respectively. The Company considers its culture, morale, and employee motivation to be excellent and key components of its success to date.

Intellectual Property and Other Proprietary Rights

  The Company relies on a combination of confidentiality and other contractual arrangements and trade secret, copyright, and trademark laws to protect its proprietary rights. The Company generally enters into confidentiality agreements with its employees, alliance organizations, and clients, thereby seeking to limit distribution of confidential and proprietary information. A substantial majority of the Company's employees are not bound by confidentiality agreements once their employment has been terminated, although the Company believes common law generally prohibits these employees from disclosing to third parties proprietary information of the Company. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use of and take steps to enforce its intellectual property rights.

  Ownership of software developed and other materials prepared by RWD in connection with client engagements is usually assigned to the clients. The Company retains the right to its general know-how and general applications such as software diagnostic and development tools.

  The Company's registered service marks include "RWD Technologies, Inc." logo, "RWD ProVision," "RWD PerformanceVision," "RWD InfoVision," "Continuous Improvement by All Employees," and the phrase, "We bring people and technology together," as well as various logos. Additionally, the Company has a number of trade and service marks including "Globally Serving a High-tech World," "RWD PBA," "RWD LeanVision," "RWD Multimedia Web Player," "RWD ProAction," "RWD User Performance Pak," "RWD WILS" and "We bring people and technology together" (with graphic). The Company holds no patents. The Company may file additional copyright applications for certain software it develops in the future.

Risk Management

  The Company is subject to potential claims by dissatisfied clients that the Company's services did not achieve the results expected by those clients or that errors or omissions by the Company's employees contributed to disruptions in the clients' operations. To mitigate this risk, RWD seeks to clearly articulate, prior to commencement of each project, both the scope of services to be provided and the solution to be achieved. The Company holds regular alignment meetings with each client while services are being provided so that any problems can be discovered and then corrected as early in the project as possible. This procedure is intended to allow RWD to regularly ascertain and meet client expectations during all phases of each project. In addition, in most cases, RWD's standard contract terms limit the Company's liability to the amount of the fee payable to RWD under the contract. Despite these procedures, it is possible that the Company may become subject to a claim from a dissatisfied client, although the Company has never been subject to litigation by a client arising out of RWD's services.

  The Company carries comprehensive liability, property damage, and other insurance in amounts it considers either sufficient or cost-effective to cover its insurable risks. In addition, the Company carries a limited amount of professional liability insurance against claims by clients related to services provided by RWD. The Company is self-insured with respect to client claims in excess of the limits on its professional liability coverage.

Item 2. Properties

  RWD leases approximately 100,000 square feet of space for its executive offices at 10480 Little Patuxent Parkway, Columbia, Maryland. This lease expires on December 31, 2003. The Company leases additional offices covering an aggregate of approximately 180,000 square feet in Atlanta, Georgia; Auburn Hills, Michigan; Boston, Massachusetts; Cincinnati, Ohio; Dearborn, Michigan; Houston, Texas; Lexington, Kentucky; Princeton, New Jersey; Sacramento, California; San Ramon, California; Birmingham, England; and London, England.

  Historically, about half of the Company's employees have been located at its Columbia, Maryland, headquarters. This trend is likely to continue, resulting in continual expansion of required office space at the Columbia, Maryland, location for the foreseeable future. In addition, expansion space will likely be required at other existing locations and new locations. The Company believes that additional office space will be required within the next 12 months and that its leases can be renewed or alternative and expansion space obtained as needed. Aggregate annual rent for the Company's corporate headquarters and satellite offices is approximately $3.2 million. From time to time, the Company uses office space provided at client sites to facilitate performance of its services and to maximize client contact.

Item 3. Legal Proceedings

  From time to time, the Company is a party to routine litigation in the ordinary course of business. The Company is not currently a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998.

                                   PART II.

Item 5. Market for The Company's Common Equity and Related Stockholder Matters

  The Company's common stock has traded on The Nasdaq Stock Market(R) since its initial public offering on June 19, 1997, under the symbol RWDT. The following table sets forth, for each quarterly period indicated, the high and low last sale price for the common stock as reported by The Nasdaq Stock Market.

                                                                   High   Low
                                                                  ------ ------
     1997
     2nd Quarter (beginning June 19)............................. $18.25 $16.88
     3rd Quarter.................................................  25.63  16.75
     4th Quarter.................................................  25.75  18.00
     1998
     1st Quarter.................................................  27.50  17.25
     2nd Quarter.................................................  28.00  22.69
     3rd Quarter.................................................  22.75  16.13
     4th Quarter.................................................  23.13  13.00
     1999
     1st Quarter (through March 9)............................... $22.00 $13.13

  No dividends were declared on the Company's Common Stock during the year ended December 31, 1998, and the Company does not anticipate paying dividends in the foreseeable future.

  The number of shareholders of record as of March 9, 1999, was 2,372.

Item 6. Selected Consolidated Financial Data

  The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's Financial Statements, and related Notes thereto and other financial information included elsewhere in this 10-K. The balance sheet and income statement data at and for the years ended December 31, 1994, 1995, 1996, 1997, and 1998, are derived from the Company's Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants.

                                            Year Ended December 31,
                                    -------------------------------------------
                                     1994     1995     1996     1997     1998
                                    -------  -------  -------  ------- --------
                                     (In thousands, except per share data)
Income Statement Data:
Revenue............................ $29,424  $47,132  $65,006  $85,670 $114,719
Cost of services...................  21,751   35,269   48,132   60,785   80,763
                                    -------  -------  -------  ------- --------
Gross profit.......................   7,673   11,863   16,874   24,885   33,956
General and administrative
 expenses..........................   3,515    5,212    8,137   11,141   14,474
                                    -------  -------  -------  ------- --------
Operating income...................   4,158    6,651    8,737   13,744   19,482
Other income (expense), net........    (185)    (121)    (123)     982    1,765
                                    -------  -------  -------  ------- --------
Income before taxes................   3,973    6,530    8,614   14,726   21,247
Provision for income taxes.........      60      168      365    8,053    8,131
                                    -------  -------  -------  ------- --------
Net income......................... $ 3,913  $ 6,362  $ 8,249  $ 6,673 $ 13,116
                                    =======  =======  =======  ======= ========
Pro Forma Data(1):
  Provision for income taxes....... $ 1,589  $ 2,612  $ 3,446  $ 5,725 $  8,131
  Net income....................... $ 2,384  $ 3,918  $ 5,168  $ 9,001 $ 13,116
                                    =======  =======  =======  ======= ========
  Earnings per share:
    Diluted calculation............          $  0.32  $  0.40  $  0.62 $   0.82
                                             =======  =======  ======= ========
    Basic calculation..............          $  0.38  $  0.47  $  0.71 $   0.88
                                             =======  =======  ======= ========
  Weighted average shares
   outstanding:
    Diluted calculation............           12,348   13,030   14,470   16,016
                                             =======  =======  ======= ========
    Basic calculation..............           10,220   10,902   12,747   14,895
                                             =======  =======  ======= ========
Balance Sheet Data (end of year):
Cash and marketable securities..... $ 1,726  $ 2,394  $ 5,534  $40,045 $ 51,224
Working capital....................   7,620   11,439   12,053   49,381   66,399
Total assets.......................  14,533   23,658   29,858   67,887   90,394
Total debt.........................   4,276    6,500    3,925    1,101      865
Stockholders' equity...............   6,397   12,758   20,132   54,964   73,961

--------
(1) Prior to June 13, 1997, the Company was an S Corporation and, accordingly, was not subject to federal and certain state corporate income taxes. The pro forma information has been computed as if the Company were subject to federal and all applicable state corporate income taxes for all periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  RWD Technologies, Inc., provides a broad range of integrated solutions designed to improve the productivity and effectiveness of workers in complex operating environments. The Company's principal service segments are:
Information Technology Services, Enterprise Resource Planning Services, Lean Manufacturing Consulting, and Technology Performance Support.

  The substantial majority of the Company's contracts are on a time-and-materials basis, although many of these contracts contain initial "not-to-exceed" fees and Company performance obligations. The remainder of the Company's contracts are on a fixed-price basis, particularly those related to the Company's Information Technology services. All revenue is recognized using the percentage-of-completion method. The Company typically bills contracts on a monthly basis, and senior management reviews outstanding accounts receivable balances regularly to monitor client satisfaction and collections. Historically, a large percentage of the Company's revenue has come from follow-on business from its existing clients. For example, in each of the past five years, more than 80 percent of the year's total revenue was generated by clients who had been clients in the previous year.

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

  The Company has strategic relationships with several companies which have become significant to RWD's success and growth in the past several years. The Company has strategic alliances or partner status with software companies and provides services to clients implementing software products of SAP, as well as Documentum, Siebel, Lotus, POINT, Dataware, DLB, Microsoft, Netscape, Baan, PeopleSoft, and Asymetrix. RWD also has an alliance with the international consulting firm PricewaterhouseCoopers to jointly provide services to clients implementing SAP software. These relationships are generally terminable upon little or no notice, and an unanticipated change in the working relationship with a strategic alliance organization could materially impact the Company's results.

  The Company has experienced some seasonality in its business, with a tendency toward higher levels of profitability and sequential growth in revenue in the first half of each year. This trend has resulted primarily from reduced utilization due to generally higher levels of holidays and vacations taken by employees in the second half of each year. In addition, fluctuations in quarterly revenue growth and margins are substantially dependent on many factors which are outside of the Company's control including the timing of new contract awards, the timing of individual project start-ups, and the level of activity on on-going projects. Client engagements are generally terminable with little or no notice or penalty, and a client's unanticipated decision to terminate or postpone a project may result in revenue fluctuations as well as higher than expected unassigned Company professionals or severance expenses.

  The principal components of cost of services are compensation and benefits to the Company's professional staff. Cost of services also includes training and travel expenses for the Company's professional staff, fees paid to subcontractors, facilities costs, and depreciation of capital equipment provided to the professional staff. The Company makes limited use of dedicated sales professionals, and time devoted by professional personnel to marketing is included in cost of services, as are costs associated with administrative personnel that directly support the Company's professional staff. General and administrative expenses are primarily composed of salaries for corporate, accounting, other headquarters executive and administrative personnel, and other corporate overhead.

Results of Operations

  The following table sets forth, for the periods indicated, income statement data expressed as a percentage of revenue and the percentage change in such items versus the previous comparable period.

                          Percentage of Revenue          Percentage Increase
                         Year Ended December 31,             (Decrease)
                         ---------------------------  ----------------------------
                          1996     1997       1998    1996 to 1997    1997 to 1998
                         -------  -------    -------  ------------    ------------
Revenue.................   100.0%   100.0%     100.0%      31.8%          33.9%
Cost of services........    74.0     71.0       70.4       26.3           32.9
                         -------  -------    -------    -------           ----
Gross profit............    26.0     29.0       29.6       47.5           36.5
General and
 administrative
 expenses...............    12.5     13.0       12.6       36.9           29.9
                         -------  -------    -------    -------           ----
Operating income........    13.4     16.0       17.0       57.3           41.7
Other income (expense),
 net....................    (0.2)     1.2        1.5         NM           79.8
                         -------  -------    -------    -------           ----
Income before taxes.....    13.3     17.2       18.5       71.0           44.3
Provision for income
 taxes..................     0.6      9.4(1)     7.1    2,106.3 (1)        1.0(1)
                         -------  -------    -------    -------           ----
Net income..............    12.7%     7.8%      11.4%     (19.1)(1)%      96.6%
                         =======  =======    =======    =======           ====
Pro Forma Data(1):
  Provision for income
   taxes................     5.3%     6.7%       7.1%      66.1%          42.0%
  Net income............     8.0%    10.5%      11.4%      74.2%          45.7%
                         =======  =======    =======    =======           ====

--------
(1) During 1997, the Company converted from S corporation to C corporation tax status and, as a result, recognized a $4.5 million charge to establish a deferred tax liability. The pro forma information has been computed as if the Company were subject to corporate income taxes for all periods.

Year Ended December 31, 1998, Compared to Year Ended December 31, 1997

  Prior to December 31, 1998, the Company reported revenue by service line irrespective of the division or operating segment in which the revenue was generated. Effective December 31, 1998, with the adoption of the Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Company changed to reporting revenue by operating segment as defined by Statement No. 131, instead of reporting revenue by service line. The revenue disclosed in this section has been restated to the amounts by operating segment.

  Solutions delivered by the Company often could be associated with more than one of the four identified business segments. For example, solutions delivered outside of the information technology segment, such as in ERP, frequently have significant information technology components, such as electronic information delivery; web-based documentation, on-line help and knowledge management systems; packaged software implementation and configuration; and electronic performance support. The Company's ability to deliver integrated solutions that leverage the full breadth of its expertise in such areas as information technology, end user support, performance analysis and documentation is a significant differentiator and competitive advantage. Nevertheless, the Company's financial results are reported herein categorized within the operating business segments as required by SFAS No. 131.

  Revenue. Revenue for the total Company increased by $29.0 million (or 33.9 percent), from $85.7 million in 1997 to $114.7 million in 1998. Performance by segment was as follows:

  . Information Technology Services. Revenue for the Company's Information
    Technology services increased by $4.3 million (or 19.0 percent), from $22.8 million in 1997 to $27.1 million in 1998, representing 26.5 percent of the Company's total revenue in 1997 and 23.6 percent in 1998. Key factors in revenue increases included strong follow-on business with existing clients as well as business deriving from expansion into strategic IT consulting and alliance relationships.

  . Enterprise Resource Planning Services. Revenue for the Company's
    Enterprise Resource Planning services increased by $20.2 million (or
    111.1 percent), from $18.2 million in 1997 to $38.4 million in 1998, representing 21.3 percent of the Company's total revenue in 1997 and 33.5 percent in 1998. This rapid growth was due in part to strong demand in the market for the kind of services offered by the Company as well as the Company's alliances with SAP America and PricewaterhouseCoopers.

  . Lean Manufacturing Consulting Services. Revenue for the Company's Lean
    Manufacturing Consulting services increased by $5.3 million (or 40.5 percent), from $12.9 million in 1997 to $18.2 million in 1998, representing 15.1 percent of the Company's revenue in 1997 and 15.8 percent in 1998. The increase in revenue was attributable to growth in business with Ford and DaimlerChrysler and new lean manufacturing clients including clients outside of the automotive industry.

  . Technology Performance Support Services. Revenue for the Company's
    Technology Performance Support services decreased by 2.4 percent, from $31.8 million in 1997 to $31.0 million in 1998, representing 37.1 percent of the Company's total revenue in 1997 and 27.1 percent in 1998. This decrease resulted primarily from two factors. First, two-thirds of the Company's performance support services revenue are derived from a mature relationship with the Company's largest client, DaimlerChrysler, which grew modestly in 1998. Second, personnel assigned to the performance support area were transferred during the year to the ERP area to take advantage of the strong demand in ERP in 1998.

  The Company's total number of employees grew 24.9 percent, from 791 at the end of 1997 to 988 at the end of 1998.

  Gross Profit. Prior to December 31, 1998, the Company did not report gross profit by service line or by operating segment. Effective December 31, 1998, with the adoption of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Company is reporting gross profit by operating segment as defined by Statement No. 131.

  Gross profit for the total Company increased by $9.1 million (or 36.5 percent), from $24.9 million in 1997 to $34.0 million in 1998, and increased from 29.0 percent of revenue in 1997 to 29.6 percent of revenue in 1998. This increase in gross profit margin resulted primarily from decreases as a percent of revenue in fixed overhead costs, partially offset by lower staff utilization and increases as a percent of revenue in employee related expenses. Gross profit for individual operating segments was as follows:

  . Information Technology Services. Gross profit for Information Technology services increased by 6.8 percent from $9.3 million in 1997 to $9.9 million in 1998. Gross profit margin for Information Technology services decreased from 40.9 percent of this segment's revenue in 1997 to 36.7 percent in 1998. This decrease in gross profit margin resulted primarily from decreases in staff utilization as well as increases as a percent of revenue in employee related expenses.

  . Enterprise Resource Planning Services. Gross profit for Enterprise
    Resource Planning services increased by 132.1 percent from $4.8 million in 1997 to $11.1 million in 1998. Gross profit margin for Enterprise Resource Planning services increased from 26.2 percent of this segment's revenue in 1997 to 28.8 percent in 1998. This increase in gross profit margin resulted primarily from higher average billing rates and increases in the proportion of labor revenue to other revenue, partially offset by increases as a percent of revenue in employee related expenses.

  . Lean Manufacturing Consulting Services. Gross profit for Lean
    Manufacturing Consulting services increased by 90.7 percent from $3.1 million in 1997 to $6.1 million in 1998. Gross profit margin for Lean Manufacturing Consulting services increased from 24.5 percent of this segment's revenue in 1997 to 33.3 percent in 1998. This increase in gross profit margin resulted primarily from significant increases in staff utilization and higher average billing rates, partially offset by increases as a percent of revenue in employee related expenses.

  . Technology Performance Support Services. Gross profit for Technology
    Performance Support services decreased by 9.6 percent from $7.7 million in 1997 to $6.9 million in 1998. Gross profit margin for Technology Performance Support services decreased from 24.1 percent of this segment's revenue in 1997 to 22.3 percent in 1998. This decrease in gross profit margin resulted primarily from increased overhead and increases as a percent of revenue in employee related expenses, partially offset by increases in staff utilization, as well as higher average billing rates.

  General and Administrative Expenses. General and administrative expenses increased by $3.3 million (or 29.9 percent), from $11.1 million in 1997 to $14.5 million in 1998, decreasing from 13.0 percent of total revenue in 1997 to 12.6 percent of total revenue in 1998. This decrease in general and administrative expenses as a percentage of revenue resulted primarily from slower growth in fixed overhead costs than in revenue, partially offset by increases as a percent of revenue in general and administrative salaries and employee related expenses.

  Operating Income. As a result of the foregoing, the Company's operating income increased by $5.7 million (or 41.7 percent), from $13.7 million in 1997 to $19.5 million in 1998 and increased from 16.0 percent of revenue in 1997 to
17.0 percent of revenue in 1998.

  Other Income. Other income was $982,000 in 1997 and $1.8 million in 1998. In 1997 and 1998, this income consisted primarily of interest income from cash and investment balances including the proceeds from the Company's June 1997, initial public offering. In 1997, this interest income was partially offset by interest expense paid on the Stockholder Notes. The Stockholder Notes were repaid during the second quarter of 1997.

  Pro Forma Net Income. Pro forma net income increased by $4.1 million (or
45.7 percent), from $9.0 million in 1997 to $13.1 million in 1998 increasing from 10.5 percent of revenue in 1997 to 11.4 percent of revenue in 1998. Net income for 1997 is pro forma and assumes the Company was a C corporation for the entire year. During the second quarter of 1997, the Company converted from S corporation to C corporation tax status and, as a result, recognized a $4.5 million charge to establish a deferred tax liability.

Year Ended December 31, 1997, Compared to Year Ended December 31, 1996

  Revenue. Revenue increased by $20.7 million (or 31.8 percent), from $65.0 million in 1996 to $85.7 million in 1997. The Company experienced revenue growth in all of its operating segments as follows:

  . Information Technology Services. Revenue for the Company's Information
    Technology services increased by $7.3 million (or 46.7 percent), from $15.5 million in 1996 to $22.8 million in 1997, representing 23.8 percent of the Company's total revenue in 1996 and 26.5 percent in 1997. This growth was due in part to strong results from several large custom software development projects.

  . Enterprise Resource Planning Services. Revenue for the Company's
    Enterprise Resource Planning services increased by $4.0 million (or 28.5 percent), from $14.2 million in 1996 to $18.2 million in 1997, representing 21.8 percent of the Company's total revenue in 1996 and 21.3 percent in 1997. This revenue growth was due in part to the strong demand in the market for the kind of services offered by the Company, joint projects with PricewaterhouseCoopers, and the Company's establishment in the third quarter of its alliance with SAP America.

  . Lean Manufacturing Consulting Services. Revenue for the Company's Lean
    Manufacturing Consulting services increased by $5.0 million (or 63.1 percent), from $7.9 million in 1996 to $12.9 million in 1997, representing 12.2 percent of the Company's revenue in 1996 and 15.1 percent in 1997. The increase in revenue was primarily due to rapid growth in the Company's services to its largest Lean Manufacturing Consulting client.

  . Technology Performance Support Services. Revenue for the Company's
    Technology Performance Support services increased by $4.4 million (or
    16.0 percent), from $27.4 million in 1996 to $31.8 million in 1997, representing 42.2 percent of the Company's total revenue in 1996 and 37.1 percent in 1997. This increase in revenue was attributable to increases in revenue from DaimlerChrysler and other existing clients.

  The Company's total number of employees grew 22.1 percent, from 648 at the end of 1996 to 791 at the end of 1997.

  Gross Profit. Gross profit increased by $8.0 million (or 47.5 percent), from $16.9 million in 1996 to $24.9 million in 1997, and increased from 26.0 percent of revenue in 1996 to 29.0 percent of revenue in 1997. This increase in gross profit resulted primarily from higher average billing rates, increases in staff utilization rates, and improvements in individual project profitability. Changes in gross margins for individual segments were as follows:

  . Information Technology Services. Gross profit for Information Technology services increased by 57.1 percent from $5.9 million in 1996 to $9.3 million in 1997. Gross profit margin for Information Technology services increased from 38.2 percent of this segment's revenue in 1996 to 40.9 percent in 1997. This increase in gross margin resulted primarily from increases in staff utilization and higher average billing rates, partially offset by increases as a percent of revenue in employee related expenses.

  . Enterprise Resource Planning Services. Gross profit for Enterprise
    Resource Planning services increased 42.0 percent from $3.4 million in 1996 to $4.8 million in 1997. Gross profit margin for Enterprise Resource Planning services increased from 23.7 percent of this segment's revenue in 1996 to 26.2 percent in 1997. This increase in gross margin resulted primarily from higher average billing rates and increases in the proportion of labor revenue to other revenue, partially offset by increases as a percent of revenue in employee related expenses.

  . Lean Manufacturing Consulting Services. Gross profit for Lean
    Manufacturing Consulting services increased 89.3 percent from $1.7 million in 1996 to $3.1 million in 1997. Gross profit margin for Lean Manufacturing Consulting services increased from 21.1 percent of this segment's revenue in 1996 to 24.5 percent in 1997. This increase in gross margin resulted primarily from increases in staff utilization and higher average billing rates, partially offset by increases as a percent of revenue in employee related expenses.

  . Technology Performance Support Services. Gross profit for Technology
    Performance Support services increased 29.1 percent from $5.9 million in 1996 to $7.7 million in 1997. Gross profit margin for Technology Performance Support services increased from 21.6 percent of this segment's revenue in 1996 to 24.1 percent in 1997. This increase in gross margin resulted primarily from higher average billing rates and increases in staff utilization, partially offset by increases as a percent of revenue in employee related expenses.

  General and Administrative Expenses. General and administrative expenses increased by $3.0 million (or 36.9 percent), from $8.1 million in 1996 to $11.1 million in 1997, increasing from 12.5 percent of total revenue in 1996 to 13.0 percent of total revenue in 1997. This increase in general and administrative expenses as a percentage of revenue resulted primarily from increases as a percent of revenue in legal and accounting fees, marketing expenses, and recruiting costs, partially offset by savings in employee benefits expenses.

  Operating Income. As a result of the foregoing, the Company's operating income increased by $5.0 million (or 57.3 percent), from $8.7 million in 1996 to $13.7 million in 1997 and increased from 13.4 percent of revenue in 1996 to
16.0 percent of revenue in 1997.

  Other Income (Expense). Other income (expense) was ($123,000) in 1996 and $982,000 in 1997. In 1996, this expense consisted primarily of interest paid on the Stockholder Notes, partially offset by interest income from cash and investment balances. In 1997, this income consisted primarily of interest income from cash and investment balances including the proceeds from the Company's June 1997, initial public offering, partially offset by interest expense paid on the Stockholder Notes. The Stockholder Notes were repaid during the second quarter of 1997.

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

Selected Quarterly Operating Results

  The following tables set forth unaudited income statement data for each of the eight quarters in the period beginning January 1, 1997, and ending December 31, 1998, as well as the percentage of the Company's total revenue represented by each item. In management's opinion, this unaudited information has been prepared on a basis consistent with the Company's audited annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this document. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                   Three Month Period Ended
                          --------------------------------------------------------------------------------
                          March 31, June 30,    Sept. 30, Dec. 31,  March 31, June 30,  Sept. 30, Dec. 31,
                            1997      1997        1997      1997      1998      1998      1998      1998
                          --------- --------    --------- --------  --------- --------  --------- --------
                                             (In thousands, except per share data)
Income Statement Data:
Revenue.................   $19,100  $20,706      $22,016  $23,849    $26,204  $27,413    $30,151  $30,951
Cost of services........    13,413   14,273       15,768   17,332     18,411   19,250     20,952   22,150
                           -------  -------      -------  -------    -------  -------    -------  -------
Gross profit............     5,687    6,433        6,248    6,517      7,793    8,163      9,199    8,801
General and
 administrative
 expenses...............     2,686    2,782        2,738    2,936      3,446    3,502      3,804    3,722
                           -------  -------      -------  -------    -------  -------    -------  -------
Operating income........     3,001    3,652        3,510    3,582      4,347    4,661      5,395    5,079
Other income (expense),
 net....................        22      (21)         484      497        439      453        294      579
                           -------  -------      -------  -------    -------  -------    -------  -------
Income before taxes.....     3,023    3,631        3,993    4,079      4,786    5,114      5,689    5,658
Provision for income
 taxes..................       100    4,889(1)     1,514    1,550      1,819    1,944      2,190    2,178
                           -------  -------      -------  -------    -------  -------    -------  -------
Net income (loss).......   $ 2,923  $(1,258)     $ 2,479  $ 2,529    $ 2,967  $ 3,170    $ 3,499  $ 3,480
                           =======  =======      =======  =======    =======  =======    =======  =======
Pro Forma Data(1):
 Provision for income
  taxes.................   $ 1,209  $ 1,452      $ 1,514  $ 1,550    $ 1,819  $ 1,944    $ 2,190  $ 2,178
 Net income.............   $ 1,814  $ 2,178      $ 2,479  $ 2,529    $ 2,967  $ 3,170    $ 3,499  $ 3,480
                           =======  =======      =======  =======    =======  =======    =======  =======
 Pro forma earnings per
  share:
 Diluted calculation....   $  0.14  $  0.16      $  0.16  $  0.16    $  0.19  $  0.20    $  0.22  $  0.22
                           =======  =======      =======  =======    =======  =======    =======  =======
 Basic calculation......   $  0.17  $  0.19      $  0.17  $  0.18    $  0.20  $  0.21    $  0.23  $  0.23
                           =======  =======      =======  =======    =======  =======    =======  =======
 Weighted average shares
  outstanding:
 Diluted calculation....    12,968   13,381       15,724   15,807     15,947   16,090     16,005   16,020
                           =======  =======      =======  =======    =======  =======    =======  =======
 Basic calculation......    10,918   11,408       14,237   14,424     14,766   14,858     14,938   15,018
                           =======  =======      =======  =======    =======  =======    =======  =======
Revenue.................     100.0%   100.0 %      100.0%   100.0%     100.0%   100.0%     100.0%   100.0%
Cost of services........      70.2     68.9         71.6     72.7       70.3     70.2       69.5     71.6
                           -------  -------      -------  -------    -------  -------    -------  -------
Gross profit............      29.8     31.1         28.4     27.3       29.7     29.8       30.5     28.4
General and
 administrative
 expenses...............      14.1     13.4         12.4     12.3       13.1     12.8       12.6     12.0
                           -------  -------      -------  -------    -------  -------    -------  -------
Operating income........      15.7     17.6         15.9     15.0       16.6     17.0       17.9     16.4
Other income (expense),
 net....................       0.1     (0.1)         2.2      2.1        1.7      1.7        1.0      1.9
                           -------  -------      -------  -------    -------  -------    -------  -------
Income before taxes.....      15.8     17.5         18.1     17.1       18.3     18.7       18.9     18.3
Provision for income
 taxes..................       0.5    23.61          6.9      6.5        7.0      7.1        7.3      7.1
                           -------  -------      -------  -------    -------  -------    -------  -------
Net income..............      15.3%    (6.1)%       11.3%    10.6%      11.3%    11.6%      11.6%    11.2%
                           =======  =======      =======  =======    =======  =======    =======  =======
Pro Forma Data(1):
 Provision for income
  taxes.................       6.3%     7.0 %        6.9%     6.5%       7.0%     7.1%       7.3%     7.1%
 Net income.............       9.5%    10.5 %       11.3%    10.6%      11.3%    11.6%      11.6%    11.2%
                           =======  =======      =======  =======    =======  =======    =======  =======

--------
(1) The Company was an S Corporation until just prior to its initial public offering in June 1997 and, accordingly, was not subject to federal and certain state corporate income taxes. Pro forma information has been computed as if the Company were subject to federal and applicable state corporate income taxes for all periods. In connection with its conversion from S Corporation to C Corporation status in June 1997, the Company recorded a deferred tax liability of $4.5 million, which is included in the second quarter 1997 tax provision.

Liquidity and Capital Resources

  The Company's cash and investments were $51.2 million at December 31, 1998, compared to $40.0 million at December 31, 1997. The increase in cash and investments during 1998 was attributable primarily to cash provided by operating activities and interest earned on proceeds from the Company's June 1997 initial public offering. The Company's working capital was $66.4 million at December 31, 1998, and $49.4 million at December 31, 1997.

  The Company's operating activities provided cash of $14.0 million for 1998, compared to $15.6 million for 1997. The cash provided from operations resulted primarily from increases in net income, trade accounts payable, and depreciation expense, partially offset by increases in unbilled revenue and accounts receivable and a decrease in deferred income taxes.

  Investing activities used cash of $5.8 million in 1998, compared to $38.2 million for 1997. Cash used for investing activities in 1998 consisted primarily of the net purchase of capital assets, partially offset by the sale of investments.

  Financing activities provided cash of $1.4 million in 1998, compared to $22.7 million for 1997. Cash provided from financing activities in 1998 consisted primarily of proceeds from the issuance of Common Stock due to the exercise of employee stock options.

  The Company has a $10.0 million unsecured revolving line of credit with a commercial bank, which bears interest at the 30-day, LIBOR rate, plus 1.0 percent (6.1 percent on December 31, 1998). The Company utilizes this line of credit to finance a portion of its working capital needs. There was no balance outstanding on the line of credit as of December 31, 1998, or on December 31, 1997.

  During the second quarter of 1997, the Company converted from S corporation to C corporation tax status and as a result recognized a $4.5 million charge to establish a deferred tax liability. This tax liability becomes due ratably over the four years beginning with 1997.

  During 1998, the Company made $4.8 million in capital expenditures, primarily for office furniture, computer and office equipment, and leasehold improvements to support the growth in its professional and administrative staff. During 1999, the Company expects to make between $6.5 million and $8.5 million in capital expenditures, primarily for office furniture, computer and office equipment, and leasehold improvements. Capital expenditures currently are funded from available cash, although the Company may consider alternative financing methods, such as equipment leases or asset-based borrowings in future periods. The Company believes its available cash balances, cash provided by future operations and its line of credit will be sufficient to meet the Company's working capital and other cash needs at least through the year 1999.

Effects of Inflation

  Inflation has not had a significant effect on the Company's business during the past 3 years. The Company cannot predict what effect, if any, inflation may have on its future results of operations.

1999 Outlook and Risks

  Outlook. Management believes that RWD's outlook for revenue and income growth in 1999 is positive. The principal reasons for management's positive outlook are:

  . Strong relationships with strategic alliance organizations.
  . Recent strong growth in new clients.
  . Expansion of the opportunity in Europe through active marketing of the
    Company's services.
  . Development of targeted services and marketing focus for specific vertical markets through the Company's Industry Centers of Excellence (ICOEs).
  . Opportunity for accelerating growth in IT services and strong, but moderating growth in ERP services.
  . Emerging market demand for Lean Manufacturing services.

  Risks. Certain statements contained herein, including statements regarding development of the Company's services, markets, and future demand for the Company's services, and other statements regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements include risks and uncertainties; consequently, actual results may differ materially from those expressed or implied thereby. The following are some of the factors that could cause the Company's actual future results of operations to differ materially from management's expectations and historic trends:

  . Strategic Alliances. RWD relies heavily on strategic alliances and working relationships with other companies for joint marketing, client referrals and references, as well as direct contract work. The Company's relationships with allies, particularly SAP and PricewaterhouseCoopers, as well as Documentum, Siebel, Lotus, POINT, Dataware, DLB, Microsoft, Netscape, Baan, PeopleSoft, and Asymetrix have been, or are anticipated to be, important sources of revenue. The Company also faces potential competition from software companies, including its alliance organizations who, through their client services groups, may choose to compete with RWD. Most of these relationships are informal or terminable by either party with minimal notice. The termination of, or adverse change in, any of these alliances or relationships, particularly SAP and PricewaterhouseCoopers, could impact the Company's ability to achieve its 1999 revenue and profitability goals.

  . Geographic Expansion. During the second half of 1998, the Company expanded its operations and marketing efforts in Europe and the United Kingdom, including establishing offices and expatriating employees, thereby incurring significant operating costs. If these efforts fail to produce revenue at expected levels or within the timeframe predicted by management, operating margins in 1999 would be adversely impacted. Also, international operations present a number of risks, such as adverse currency exchange rate fluctuations, trade barriers, cultural differences and possible changes in taxes, laws, and policies governing the operations of foreign-based companies. The Company has no control over these factors, any of which could adversely affect the Company's results of operations and demand for its services abroad.

  . Enterprise Resource Planning Industry. During the past several years, a substantial portion of the Company's revenue growth has come from services provided to clients implementing ERP software systems developed by SAP and others. During 1998, sales of ERP software by the major software vendors began to slow, and industry observers are predicting a further reduction in demand for ERP implementation services in 1999. As a result, RWD expects that in 1999 its ERP service sector will not experience the unusually high growth it experienced in 1998 and that results for ERP services will be more difficult to forecast.

  . Rapidly Changing Information Technology Sector. The Information
    Technology industry is subject to significant and rapid changes in technology and the demand for particular products and services. Recent examples include the shift in demand away from custom software development in favor of packaged software, the current slowdown in demand for ERP software described above, as well as the difficult-to-predict impact on Information Technology services of resolving the Year 2000 compliance problem. If RWD fails to identify shifting demand in the Information Technology sector or does not develop the expertise necessary to provide services for which there is new demand, the Company's revenue growth and profitability could be adversely affected.

  . Customer and Industry Revenue Concentration. The Company derives a substantial amount of its revenue from a limited number of key clients. In 1998, RWD's top 10 clients represented 61.9 percent of the Company's total revenue, with clients in the automotive industry generating 37.9 percent of total revenue. Most of the Company's engagements have no minimum purchase requirements and may be terminated by the client with little or no notice to the Company. Many of these clients operate in cyclical industries, such as petrochemicals and automobiles, which are subject to economic factors that affect the clients' revenue and profitability. If any of the Company's major clients discontinue doing business with the Company or reduce the amount of services they purchase from the Company, the Company's revenue growth and profitability could be adversely affected.

  . Attracting and Retaining Personnel. The Company's growth will continue to depend on its ability to attract, develop, and retain a sufficient number of skilled professional employees. Technically qualified personnel are in short supply, and there is intense competition for qualified people. Also, the Company will need to assure that its technical personnel keep current on rapid changes in technology. In addition, the Company's operating costs may be higher than management expects if competition for qualified people increases.

  . Increasing Competition. In recent years, the Company has experienced heightened competition, particularly in the ERP and IT segments of its business. If competition continues to intensify, the Company may find it more difficult to grow its revenue at rates comparable to historic growth rates and to maintain its profit margins at historic levels.

  . Other factors that could significantly impact the Company's results include those outlined in the Company's Prospectus for its initial public offering in June 1997. These factors include the Company's ability to effectively manage its growth, the inherent variability of its operating results, various risks associated with the success and profitability of individual projects, and its dependence on key personnel.

Year 2000 Compliance

  The Company commenced a process to ensure Year 2000 compliance of all hardware, software, and ancillary equipment that are date dependent. The process consists of four phases:

    Phase I--Inventory and Data Collection. This phase involves an identification of all systems that are date dependent. This phase was completed during 1998.

    Phase II--Compliance Requests. This phase involves requests to systems vendors for verification that the systems identified in Phase I are Year 2000 compliant. The Company has identified and has begun to replace critical systems that cannot be updated or certified as compliant. The Company commenced this phase in the first quarter of 1999 and expects to substantially complete this phase by the end of the first quarter of 1999. To date, the Company has verified that its accounting, payroll, human resources, banking, and local wide area network hardware and software systems are substantially compliant. In addition, the Company has determined that substantially all of its personal computers and PC applications are compliant. The Company is currently reviewing its security systems and other miscellaneous systems.

    Phase III--Test, Fix, and Verify. This phase involves testing all systems that are date dependent and upgrading all non-compliant systems. The Company expects to complete this phase during the first and second quarters of 1999.

    Phase IV--Final Testing, New Item Compliance. This phase involves a review of all systems for compliance and re-testing as necessary. During this phase, all new systems and equipment will be tested for compliance. The Company expects to complete this phase by the end of the second quarter of 1999.

  To date, the Company has no knowledge that any of its major systems are not Year 2000 compliant or will not be compliant by the end of the second quarter of 1999. The Company has not incurred significant expenditures and should achieve substantial Year 2000 compliance without the need to acquire significant new hardware, software, or systems other than in the ordinary course of business. The Company is not aware of any non-compliance that would have a material effect on its operations if not replaced or that would be costly to replace. The Company is not aware of any non-compliance by its suppliers that is likely to have material impact on the Company's business. Nevertheless, there can be no assurance that unanticipated non-compliance will not occur, that such non-compliance would not require material costs to repair or that it would not cause material disruptions if not repaired.

  The Company delivers software solutions to clients and believes that all such software delivered over the past several years is Year 2000 compliant. Because such software is usually the property of the client, the Company has no control over modifications to the software by the client or over its integration with other software, either of which could potentially cause Year 2000 compliance difficulties.

Item 8. Financial Statements

  The financial statements of the Company are included on pages 24 through 27.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

  There were no changes in accountants, disagreements, or other events requiring reporting under this item.

                                   PART III.

Item 10. Directors And Executive Officers Of RWD Technologies, Inc.

  Information required under this caption will be included in the Company's Definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of Stockholders, which will be filed on or before April 7, 1999, and is incorporated herein by reference.

Item 11. Executive Compensation

  Information required under this caption will be included in the Company's Definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of Stockholders, which will be filed on or before April 7, 1999, and is incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

  Information required under this caption will be included in the Company's Definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of Stockholders, which will be filed on or before April 7, 1999, and is incorporated herein by reference.

Item 13. Certain Relationships And Related Transactions

  Information required under this caption will be included in the Company's Definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of Stockholders, which will be filed on or before April 7, 1999, and is incorporated herein by reference.

                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules, And Reports On Form 8-K

  (a) The following documents are filed as a part of this report:

    1. Financial Statements

      The response to this portion of Item 14 is submitted as a separate section of this report.

    2. Financial Statement Schedules

      Schedule II--Valuation and Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are inapplicable and therefore have been omitted.

    3. Exhibits

      (a) Exhibits

 Exhibit No                             Description
 ----------                             -----------
    3.01    Articles of Amendment and Restatement of the Charter**
    3.02    Amended and Restated Bylaws**
    4.01    Specimen Common Stock Certificate**
   10.01    Maryland Full-Service Office Lease between the Company and Columbia
             Management, Inc., dated as of January 1, 1994, as amended**
   10.02    Amended and Restated Equity Participation Plan**
   10.03    Employee Stock Purchase Plan**
   10.04    Chrysler Corporation General Terms & Conditions/Clause Manual--
             Facilities and Material Purchasing--General Terms and Conditions**
   10.05    Letter Agreement from First National Bank of Maryland to the
             Company, dated February 27, 1996, regarding $7.5 million unsecured line of credit**
   10.06    Form of Executive Employment Agreement**
   10.07    1998 Omnibus Stock Incentive Plan*
   21.01    Subsidiaries of the Registrant***
   23.01    Consent of Arthur Andersen LLP***
   24.01    Powers of Attorney***
   27.01    Financial Data Schedule***

--------
* Incorporated by reference to the Exhibits to the Company's 1997 Form 10-K, dated March 25, 1998 (No. 000-22145).
** Incorporated by reference to the Exhibits to the Company's Registration
   Statement on Form S-1 dated February 14, 1997 (No. 333-21779), as amended. *** Filed herewith.

      (b) Reports on Form 8-K. None were filed during the fourth quarter of 1998.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 1999.

                                         RWD Technologies, Inc.
                                         (Registrant)

                                                         /s/ R.W. Deutsch
                                         By: __________________________________
                                                     Robert W. Deutsch
                                               Chairman of the Board, Chief
                                                    Executive Officer,
                                             and Director (Principal Executive
                                                         Officer)


                                                         /s/ Ronald E. Holtz
                                         By: __________________________________
                                                      Ronald E. Holtz
                                              Vice President, Chief Financial
                                                          Officer
                                                 (Principal Financial and
                                                    Accounting Officer)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of RWD Technologies, Inc.:

  We have audited the accompanying consolidated balance sheets of RWD Technologies, Inc., (a Maryland corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RWD Technologies, Inc., and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                            /s/ Arthur Andersen LLP

Baltimore, Maryland
January 27, 1999

                    RWD Technologies, Inc., and Subsidiaries

                          Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                As of December
                                                                      31,
                                                                ---------------
                                                                 1997    1998
                                                                ------- -------
                            Assets
Current Assets:
  Cash and cash equivalents.................................... $ 3,619 $13,328
  Investments, available-for-sale..............................  36,426  37,896
  Contract accounts receivable, net of allowance for doubtful accounts of $428 and $239, respectively.....................  13,328  20,388
  Costs and estimated earnings in excess of billings on
   uncompleted contracts.......................................   4,779   7,889
  Prepaid expenses and other...................................   1,013   1,199
                                                                ------- -------
    Total Current Assets.......................................  59,165  80,700
                                                                ------- -------
Fixed Assets:
  Furniture and fixtures.......................................   5,609   6,710
  Office equipment.............................................   1,673   1,767
  Computer equipment...........................................   8,055  10,370
  Leasehold improvements.......................................     924   1,130
                                                                ------- -------
    Total Fixed Assets.........................................  16,261  19,977
  Less accumulated depreciation and amortization...............   7,785  10,583
                                                                ------- -------
    Net Fixed Assets...........................................   8,476   9,394
                                                                ------- -------
Other Assets...................................................     246     300
                                                                ------- -------
      Total Assets............................................. $67,887 $90,394
                                                                ======= =======
             Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable and accrued expenses........................ $ 1,292 $ 2,538
  Accrued payroll and other....................................   2,500   5,279
  Accrued vacation payable.....................................   1,103   1,428
  Billings in excess of costs and estimated earnings on
   uncompleted contracts.......................................   3,646   4,554
  Deferred tax liability.......................................   1,191     471
  Current portion of capital lease obligation..................      52      31
                                                                ------- -------
    Total Current Liabilities..................................   9,784  14,301
Noncurrent Liabilities:
  Capital lease obligation, net of current portion.............      31     --
  Deferred tax liability.......................................   2,090   1,298
  Other liabilities............................................   1,018     834
                                                                ------- -------
    Total Liabilities..........................................  12,923  16,433
                                                                ------- -------
Commitments and Contingencies
Stockholders' Equity:
  Common stock, $.10 par value: authorized--50,000,000 shares;
   issued and outstanding--14,424,315 and 15,017,731,
   respectively................................................   1,442   1,502
  Accumulated comprehensive income.............................      25      81
  Additional paid-in capital...................................  46,627  52,461
  Retained earnings............................................   6,870  19,917
                                                                ------- -------
    Total Stockholders' Equity.................................  54,964  73,961
                                                                ------- -------
      Total Liabilities and Stockholders' Equity............... $67,887 $90,394
                                                                ======= =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    RWD Technologies, Inc., and Subsidiaries

                       Consolidated Statements of Income
                     (In thousands, except per share data)

                                                    Years Ended December 31,
                                                    --------------------------
                                                     1996     1997      1998
                                                    -------  -------  --------
Revenue............................................ $65,006  $85,670  $114,719
Cost of services...................................  48,132   60,785    80,763
                                                    -------  -------  --------
  Gross profit.....................................  16,874   24,885    33,956
General and administrative expenses................   8,137   11,141    14,474
                                                    -------  -------  --------
Operating income...................................   8,737   13,744    19,482
Interest expense...................................    (389)    (191)      (29)
Interest and other income..........................     266    1,173     1,794
                                                    -------  -------  --------
  Income before taxes..............................   8,614   14,726    21,247
Provision for income taxes (including the $4,500
 deferred tax liability related to C corp.
 conversion in 1997)...............................     365    8,053     8,131
                                                    -------  -------  --------
Net income......................................... $ 8,249  $ 6,673  $ 13,116
                                                    =======  =======  ========
  Earnings per share:
    Diluted calculation............................ $  0.63  $  0.46  $   0.82
                                                    =======  =======  ========
    Basic calculation.............................. $  0.76  $  0.53  $   0.88
                                                    =======  =======  ========
Pro Forma Information:
  Income before taxes, as reported................. $ 8,614  $14,726  $ 21,247
  Pro forma income tax provision...................   3,446    5,725     8,131
                                                    -------  -------  --------
  Pro forma net income............................. $ 5,168  $ 9,001  $ 13,116
                                                    =======  =======  ========
  Pro forma earnings per share:
    Diluted calculation............................ $  0.40  $  0.62  $   0.82
                                                    =======  =======  ========
    Basic calculation.............................. $  0.47  $  0.71  $   0.88
                                                    =======  =======  ========
Weighted average shares outstanding:
  Diluted calculation..............................  13,030   14,470    16,016
                                                    =======  =======  ========
  Basic calculation................................  10,902   12,747    14,895
                                                    =======  =======  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    RWD Technologies, Inc., and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity
             For the Years Ended December 31, 1996, 1997, and 1998
                                 (In thousands)

                                                 Accumulated
                                                    Other     Additional
                          Common  Comprehensive Comprehensive  Paid-In   Retained
                          Stock      Income        Income      Capital   Earnings
                          ------  ------------- ------------- ---------- --------
BALANCE, DECEMBER 31,
 1995...................  $  485                    $--        $ 2,748   $ 9,525
Net income..............     --                      --            --      8,249
Stock options
 exercised..............       5                     --             27       --
Common stock
 repurchased............      (4)                    --            (21)     (190)
S Corporation
 distributions..........     --                      --            --       (691)
                          ------                    ----       -------   -------
BALANCE, DECEMBER 31,
 1996...................     486                     --          2,754    16,893
Comprehensive income:
  Net income............     --      $ 6,673         --            --      6,673
  Unrealized gain on
   securities...........     --           25          25           --        --
                                     -------
Comprehensive income....     --      $ 6,698         --            --        --
                                     =======
Stock options
 exercised..............     637                     --          6,200       --
Common stock
 repurchased............      (9)                    --           (481)     (332)
S Corporation
 distributions..........     --                      --            --    (16,364)
Initial Public
 Offering...............     328                     --         38,154       --
                          ------                    ----       -------   -------
BALANCE, DECEMBER 31,
 1997...................   1,442                      25        46,627     6,870
Comprehensive income:
  Net income............     --      $13,116                       --     13,116
  Unrealized gain on
   securities...........     --           56          56           --        --
                                     -------
Comprehensive income....     --      $13,172         --            --        --
                                     =======
Stock options
 exercised..............      56                     --            920       --
Directors' and other
 options grants.........     --                      --             53       --
Retirement and
 cancellation of stock..     --                      --             (4)      (69)
Tax effect of non-
 qualified stock option
 exercises..............     --                      --          4,270       --
Employee stock purchase
 plan purchases.........       4                     --            595       --
                          ------                    ----       -------   -------
BALANCE, DECEMBER 31,
 1998...................  $1,502                    $ 81       $52,461   $19,917
                          ======                    ====       =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    RWD Technologies, Inc., and Subsidiaries

                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                   Years Ended December 31,
                                                   ---------------------------
                                                    1996      1997      1998
                                                   -------- --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income........................................ $ 8,249  $  6,673  $ 13,116
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization...................   2,232     3,104     3,542
  Loss (Gain) on sale of fixed assets.............      32       (19)      274
  Deferred income taxes...........................     --      3,281    (1,411)
  Increase in contract accounts receivable........    (533)   (1,347)   (7,060)
  Decrease (Increase) in costs and estimated
   earnings in excess of billings on uncompleted
   contracts......................................     508    (1,448)   (3,110)
  Decrease (Increase) in prepaid expenses and
   other..........................................       8      (154)     (227)
  Increase in accounts payable and accrued
   expenses.......................................     572     3,552     8,172
  Increase in billings in excess of costs and
   estimated earnings on uncompleted contracts....     829       957       908
  Increase (Decrease) in other liabilities........     --      1,018      (184)
                                                   -------  --------  --------
  Net cash provided by operating activities.......  11,897    15,617    14,020
                                                   -------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments, net...................     --    (34,399)   (1,414)
  Purchase of fixed assets........................  (4,961)   (3,719)   (4,315)
  Increase in other assets........................     (50)     (123)      (54)
  Proceeds from sale of fixed assets..............       8        36        26
                                                   -------  --------  --------
  Net cash used in investing activities...........  (5,003)  (38,205)   (5,757)
                                                   -------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal portion paid on capital lease.........     (18)      (42)      (52)
  Payments under line of credit, net..............  (2,700)      --        --
  Payments of shareholder loans...................     --     (3,800)      --
  Distributions to shareholders...................    (691)  (16,364)      --
  Public offering costs...........................    (162)   (4,042)      --
  Issuance of common stock........................      32    47,744     1,571
  Repurchase of common stock......................    (215)     (820)      (73)
                                                   -------  --------  --------
  Net cash (used in) provided by financing
   activities.....................................  (3,754)   22,676     1,446
                                                   -------  --------  --------
NET INCREASE IN CASH AND CASH EQUIVALENTS.........   3,140        88     9,709
CASH AND CASH EQUIVALENTS, beginning of year......     391     3,531     3,619
                                                   -------  --------  --------
CASH AND CASH EQUIVALENTS, end of year............ $ 3,531  $  3,619  $ 13,328
                                                   =======  ========  ========
Supplemental Cash Flow Disclosures:
  Income taxes paid............................... $   335  $  2,735  $  3,223
  Interest paid...................................     389       188        17

  The accompanying notes are an integral part of these consolidated financial statements.

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

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

 Basis of Presentation

  The accompanying consolidated financial statements include the accounts of RWD Technologies, Inc., and its wholly owned subsidiaries and are presented on the accrual basis of accounting in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of total revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Initial Public Offering (IPO)

  The Company effected an initial public offering (IPO) of common stock during 1997, in which it sold 3.3 million shares of its common stock, par value $0.10 per share. The Company realized $38.5 million from the offering, net of expenses. Also during 1997, prior to the IPO, the Company made a $16,364,000 S Corporation distribution, representing earnings accumulated by the Company while it was taxed as a Subchapter S corporation, which had not been previously distributed to the stockholders. The proceeds of the IPO were used to retire $3,800,000 of shareholder notes, and the Company continues to use the remaining proceeds for working capital to support its planned growth and for other general corporate purposes.

 Stock Split

  The Company effected a three-for-one stock split, effective March 21, 1997. All share data included in the accompanying consolidated financial statements and notes thereto are as if the stock split had occurred prior to the periods presented.

 Investments

  Investments as of December 31, 1997 and 1998, consisted of U.S. government and tax-exempt municipal securities that mature within one year. As of December 31, 1997 and 1998, $36,426,000 and $37,896,000 respectively, were classified as available-for-sale and were recorded at market value, with the change in market value being recorded as a component of stockholders' equity as of December 31, 1997 and 1998.

 Financial Instruments

  Financial instruments as of December 31, 1997 and 1998, consist of cash, investments, receivables, payables, debt, and a capital lease obligation, all of which the carrying amounts approximate market value.

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES

 Fixed Assets

  Fixed assets are stated at cost. Depreciation and amortization is computed using the straight-line method based on the estimated useful lives, as follows:

      Furniture and fixtures.......................................    7 years
      Office equipment.............................................    5 years
      Computer equipment...........................................    3 years
      Leasehold improvements....................................... 7-10 years

  The depreciation and amortization expense for 1996, 1997, and 1998, was $2,232,000, $3,104,000, and $3,542,000, respectively.

 Revenue Recognition

  Almost all of RWD's revenue is generated from professional fees. The majority of the Company's contracts are on a time-and-materials basis, although many of the contracts contain initial "not-to-exceed" fees and Company performance obligations. The remainder of the Company's contracts are on a fixed-bid basis. Revenue is recognized using the percentage of completion method. The Company's contracts generally vary in length from one to 36 months.

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

 Income Taxes

  Prior to June, 1997, the Company had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code, which provide that, in lieu of corporate, federal, and some state income taxes, the stockholders are taxed on their proportionate share of the Company's taxable income. In conjunction with the IPO of the Company's common stock during 1997, the Company elected to change its tax status from an S Corporation to a C Corporation. As a result of the Company's Subchapter S election, the accompanying consolidated statements of income do not include an income tax provision for federal and most state income taxes during the periods of the S Corporation election; however, pro forma adjustments have been made to reflect the income tax provision as if the Company was taxed as a C Corporation during all periods. The pro forma adjustments have been made at an effective rate of
40.0 percent, which is the tax rate that would have been in effect had the Company been taxed as a C Corporation for the duration of each of those periods.

 Earnings Per Share (EPS)

  During 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 (SFAS No. 128), "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. The Company adopted SFAS No. 128 during 1997 and has restated earnings per share data presented to reflect the new standard. SFAS No. 128 requires presentation of basic earnings per share and diluted earnings per share. The weighted average shares used to calculate basic and diluted earnings per share for 1996, 1997, and 1998, in accordance with SFAS No. 128 are as follows:

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES

                                              For the Years Ended December 31,
                                              --------------------------------
                                                 1996       1997       1998
                                              ---------- ---------- ----------
   Basic EPS:
   Common stock outstanding..................  4,858,000  6,703,000 14,895,000
   Majority stockholder shares issued in
    conjunction with the IPO.................  5,370,000  5,370,000        --
   Assumed IPO shares for S Corp.
    distribution.............................    674,000    674,000        --
                                              ---------- ---------- ----------
     Weighted average shares outstanding for
      basic EPS (pro forma).................. 10,902,000 12,747,000 14,895,000
   Diluted EPS:
   Dilutive effect of common stock
    equivalents..............................  2,128,000  1,723,000  1,121,000
                                              ---------- ---------- ----------
     Weighted average shares outstanding for
      diluted EPS (pro forma)................ 13,030,000 14,470,000 16,016,000
                                              ========== ========== ==========

  The majority stockholder exercised options to acquire 5,370,000 shares concurrent with the completion of the IPO during 1997. The weighted average shares outstanding during 1996 and 1997 have been pro forma adjusted as if the majority stockholder's 5,370,000 shares exercised were outstanding for all periods presented and to include the effect of shares that would have had to have been issued during 1996 and 1997, prior to the IPO (at the IPO price of $13.00 per share, less the underwriting discount expenses) to generate sufficient cash to fund the portion of the $16,400,000 S Corporation distribution that was in excess of the net income for 1996. While this assumption of how the S Corporation distribution was funded was made to calculate the EPS for 1996 and 1997, the Company used operating cash flows, and not IPO proceeds, to fund the S Corporation distribution. Weighted average shares outstanding for calculating dilutive EPS includes basic shares outstanding, plus shares issuable upon the exercise of stock options, using the treasury stock method. Market value of the Company's stock prior to the IPO was assumed to be the IPO price per share of $13.00. The options outstanding as of December 31, 1996, were assumed to be outstanding for all of 1996.

 New Accounting Standards

  During 1998, the Company adopted Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This statement establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.

  Also, during 1998, the Company adopted Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). This statement establishes revised standards under which an entity must report business segment information in its financial statements and what segment information must be disclosed. See Note 4 for segment reporting disclosure.

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES

2. Costs and Estimated Earnings on Contracts in Process:

                                                          As of December 31,
                                                        -----------------------
                                                           1997        1998
                                                        ----------- -----------
   Cost incurred and estimated earnings on uncompleted
    contracts.........................................  $77,981,000 $88,248,000
   Less: Billings to date on uncompleted contracts....   76,848,000  84,913,000
                                                        ----------- -----------
   Net unbilled revenues..............................  $ 1,133,000 $ 3,335,000
                                                        =========== ===========
   Included in the accompanying consolidated balance
    sheets under the following captions:
     Costs and estimated earnings in excess of
      billings on uncompleted contracts...............  $ 4,779,000 $ 7,889,000
     Billings in excess of costs and estimated
      earnings on uncompleted contracts...............    3,646,000   4,554,000
                                                        ----------- -----------
       Net unbilled revenues..........................  $ 1,133,000 $ 3,335,000
                                                        =========== ===========

  Generally, contracts provide for the billing of costs incurred and estimated fees on primarily a monthly basis. Amounts recorded in "costs and estimated earnings in excess of billings on uncompleted contracts" in the accompanying consolidated financial statements will be billed within twelve months of the balance sheet date.

3. Debt:

  During 1997, the Company had two loans payable to principal stockholders of the Company which were repaid during 1997. Interest expense on these loans during 1996 and 1997 was $342,000 and $165,000, respectively.

  The Company has a line of credit agreement with a bank that extends to working capital (Facility A) and vehicle and equipment purchases or leases (Facility B). Facility A is an unsecured line of $10,000,000 at an interest rate equivalent to the 30-day LIBOR rate plus 1.0 percent. Facility B is secured by the specific vehicles or equipment being leased or purchased, and advances under this $250,000 line are limited to 80 percent of the cost of assets purchased or 100 percent of the cost of assets leased. Interest under this agreement is at the 30-day LIBOR rate, plus 1.0 percent. During 1996, 1997, and 1998, the average month-end outstanding balance, the highest balance outstanding, the weighted average interest rate, and the interest rate at end of the year were as follows:

                            For the Years Ended December 31,
                            ------------------------------------
                                 1996         1997      1998
                            --------------  --------------------
   Average month-end
    outstanding balance.... $       58,000  $    --   $    --
   Highest balance
    outstanding............      2,700,000       --        --
   Weighted average
    interest rate..........            7.2%      --        --
   Interest rate at end of
    the year...............            7.4%      6.2%      6.1%

4. Business Segments:

  The Company believes it has reportable operating segments, as defined by SFAS No. 131. The Company has identified four distinct operating segments:
Information Technology Services; Enterprise Resource Planning Services; Lean Manufacturing Consulting Services; and Technology Performance Support Services.

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES

  The accounting policies for these segments are the same as those described in the summary of significant accounting policies. Depreciation and amortization expense is reported in each operating segment. However, the Company's tangible assets are not managed as distinct asset groups. All tangible assets are recorded at the corporate level with depreciation expense allocated to operating segments based on headcount. Interest expense, interest income, and income taxes are reported at the corporate level only and are not disclosed below.

                                            For the Years Ended December 31,
                                          ------------------------------------
                                             1996        1997         1998
                                          ----------- ----------- ------------
Revenue (all external):
  Information Technology................. $15,490,000 $22,725,000 $ 27,050,000
  Enterprise Resource Planning...........  14,162,000  18,204,000   38,437,000
  Lean Manufacturing Consulting..........   7,934,000  12,936,000   18,181,000
  Technology Performance Support.........  27,420,000  31,805,000   31,051,000
                                          ----------- ----------- ------------
Total Revenue............................ $65,006,000 $85,670,000 $114,719,000
                                          =========== =========== ============
Gross Profit:
  Information Technology................. $ 5,916,000 $ 9,292,000 $  9,925,000
  Enterprise Resource Planning...........   3,357,000   4,768,000   11,065,000
  Lean Manufacturing Consulting..........   1,676,000   3,174,000    6,052,000
  Technology Performance Support.........   5,925,000   7,651,000    6,914,000
                                          ----------- ----------- ------------
Total Gross Profit....................... $16,874,000 $24,885,000 $ 33,956,000
                                          =========== =========== ============
Depreciation and Amortization Expense
 Allocated To Segments:
  Information Technology................. $   209,000 $   468,000 $    592,000
  Enterprise Resource Planning...........     263,000     443,000      838,000
  Lean Manufacturing Consulting..........     133,000     168,000      206,000
  Technology Performance Support.........     597,000     812,000      788,000
                                          ----------- ----------- ------------
Total Allocated to Segments..............   1,202,000   1,891,000    2,424,000
Amount not Allocated to Segments.........   1,030,000   1,213,000    1,118,000
                                          ----------- ----------- ------------
Total Depreciation and Amortization
 Expense................................. $ 2,232,000 $ 3,104,000 $  3,542,000
                                          =========== =========== ============
Revenue (by geography):
  United States.......................... $63,877,000 $76,757,000 $101,626,000
  Non-United States......................   1,129,000   8,913,000   13,093,000
                                          ----------- ----------- ------------
Total Revenue............................ $65,006,000 $85,670,000 $114,719,000
                                          =========== =========== ============

 Significant Clients

  Automobile industry clients generated an aggregate of 40.7 percent, 44.4 percent, and 37.9 percent of the Company's total revenue in 1996, 1997, and 1998, respectively. Telecommunications industry clients generated an aggregate of 6.7 percent, 10.1 percent, and 10.4 percent of the Company's total revenue in 1996, 1997, and 1998, respectively. Sales to one client during 1996, 1997, and 1998 were approximately 28.5 percent, 28.1 percent, and 22.4 percent, respectively, of total revenue. Sales to another client were approximately
14.0 percent of total revenue in 1997 and 12.2 percent of total revenue in 1998. No other client represented more than 10 percent of the Company's total revenue in any of these periods.

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES

5. Commitments and Contingencies:

 Commitments

  The Company leases office facilities under various operating leases that expire through December 31, 2003. The leases require the Company to pay for a portion of common area maintenance expenses and real estate taxes. Rent expense was $2,016,000, $2,567,000, and $3,162,000 in 1996, 1997, and 1998,
respectively. During 1996, the Company entered into a capital lease obligation for a copy machine. Future minimum payments under these leases, as of December 31, 1998, were as follows:

                                                             Capital Operating
   Year Ending December 31,                                   Lease    Leases
   ------------------------                                  ------- ----------
   1999..................................................... $33,000 $3,394,000
   2000.....................................................     --   3,108,000
   2001.....................................................     --   2,437,000
   2002.....................................................     --   1,934,000
   2003.....................................................     --   1,838,000
     Total minimum lease payments...........................  33,000
     Less: Amounts representing imputed interest............   2,000
                                                             -------
     Present value of net minimum payments.................. $31,000
                                                             =======

  The Company has entered into employment agreements with six key employees with initial terms of three years, and subject to successive one year renewals. Five of these agreements end in January, 2000 and the other ends in January, 2002.

 Litigation

  The Company is party to litigation from time to time arising in the ordinary course of its business. It is management's opinion, after consultation with its legal counsel, that none of the outcomes of known claims, whether individually or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

6. Stock Option and Purchase Agreements:

  The Company has stock option plans whereby the Board of Directors, at its discretion, can award employees and outside directors options to purchase shares of the Company's common stock. Options for 6,065,000 shares are authorized under these plans. The options granted to employees under these plans vest over five years at a rate of 20 percent per year. Options have been granted with expiration dates that vary from ten years following the date of grant to eleven years after the first vesting date. In addition, all options expire within 30 days of any individual employee's termination of employment. The options granted to non-employee directors vest ratably over a three-year period, beginning one year after grant, and expire ten years after the first vesting date. The Company has also granted stock options to certain key employees under terms similar to other employee option grants.

  The Company accounts for its stock-based compensation plans as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation," which allows the Company to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and recognize no compensation cost for options granted at fair market prices. The Company has computed, for pro forma

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES disclosure purposes, the value of all compensatory options granted during 1996, 1997, and 1998, using the Black-Schools option pricing model. The following assumptions were used for grants:

                                             For the Years Ended December 31,
                                             ----------------------------------
                                                1996        1997        1998
                                             ----------  ----------  ----------
   Risk-free interest rate (range)..........   6.2%-6.7%   5.5%-6.5%   4.5%-5.5%
   Expected dividend yield..................        0.0%        0.0%        0.0%
   Expected lives...........................    5 years     5 years     5 years
   Expected volatility......................       42.0%       42.0%       51.0%

  Options were assumed to be exercised upon vesting for the purposes of this valuation. Adjustments were also made for options assumed forfeited prior to vesting. Had compensation costs for compensatory options been determined consistent with SFAS No. 123, the Company's pro forma net income and earnings per share information reflected on the accompanying consolidated statements of income would have been reduced to the following "as adjusted" amounts:

                                              For the Years Ended December 31,
                                              ---------------------------------
                                                 1996       1997       1998
                                              ---------- ---------- -----------
   Net Income:
     As reported............................. $5,168,000 $9,001,000 $13,116,000
     As adjusted.............................  5,039,000  8,606,000  11,814,000
   Basic Earnings Per Share:
     As reported............................. $     0.47 $     0.71 $      0.88
     As adjusted.............................       0.46       0.68        0.79
   Diluted Earnings Per Share:
     As reported............................. $     0.40 $     0.62 $      0.82
     As adjusted.............................       0.39       0.59        0.74

  The Company's stock did not trade prior to June 1997.

  The following table summarizes all stock option and purchase right activity during 1996, 1997, and 1998.

                                            Number of Shares
                                          ---------------------
                                          Key Party
                                            Option    Employee   Exercise Price
                                          Agreements    Plan       Per Share
                                          ----------  ---------  --------------
Outstanding as of December 31, 1995......  6,000,000  2,303,000   $  0.67-1.00
  Granted................................        --   1,069,000           6.00
  Exercised..............................    (10,000)   (36,000)     0.67-1.00
  Terminated.............................        --    (132,000)     0.67-1.00
                                          ----------  ---------
Outstanding as of December 31, 1996......  5,990,000  3,204,000      0.67-6.00
  Granted................................        --     755,000     6.00-20.00
  Exercised.............................. (5,944,000)  (388,000)    0.67-20.00
  Terminated.............................    (39,000)  (239,000)    0.67-20.00
                                          ----------  ---------
Outstanding as of December 31, 1997......      7,000  3,332,000     0.67-20.00
  Granted................................        --   1,039,000    17.38-24.00
  Exercised..............................     (6,000)  (552,000)    0.67-20.00
  Terminated.............................        --    (263,000)    0.67-24.00
                                          ----------  ---------
Outstanding as of December 31, 1998......      1,000  3,556,000     0.67-24.00
                                          ==========  =========

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES

  Weighted average fair value of options granted for the years ended December 31, 1996, 1997, and 1998, was $2.78, $8.68, and $8.98, respectively. These fair values were calculated using the Black-Schools option pricing model.

  During 1997, the Company approved an employee stock purchase plan (the "Stock Purchase Plan"). The Stock Purchase Plan qualifies as an "employee stock purchase plan" under Section 423 of the Code. All regular full-time employees of the Company (including officers), and all other employees whose customary employment is for more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Directors who are not employees are not eligible. A maximum of 175,000 shares of the Company's common stock are reserved for issuance under the Stock Purchase Plan and available for purchase thereunder, subject to antidilution adjustments in the event of certain changes in the capital structure of the Company. Participants are permitted to withhold up to 10 percent of eligible compensation. No more than 2,000 shares of stock can be purchased by a participant. The purchase price of stock is 85 percent of the fair market value of the Company's common stock on the first or last business day of the offering period, whichever is lower. Offering periods will run for consecutive six-month periods, with the current offering period ending April 30, 1999. During 1998, 38,000 shares of stock with a par value of $0.10 were purchased under the Stock Purchase Plan with payroll deferrals and accumulated interest of $599,000. At year end, 137,000 shares remained available for sale.

7. Retirement Savings Plan:

  The Company has a retirement savings plan (401(k) plan) whereby employees may contribute up to the limits established by the Internal Revenue Service. The Company, at the discretion of the Board of Directors, may choose to match employee contributions up to 15 percent of each employee's compensation. The Company's contribution expense during 1996, 1997, and 1998 was $1,102,000, $1,247,000 and $1,615,000, respectively.

8. Income Taxes:

  In connection with the Company's conversion from an S Corporation to a C Corporation during 1997, the Company recognized a $4,500,000 income tax provision during 1997 to establish deferred taxes related to the conversion.

  The provisions for income taxes were as follows:

                                                       As of December 31,
                                                 ------------------------------
                                                   1996      1997       1998
                                                 -------- ---------- ----------
   Current:
     Federal.................................... $    --  $3,752,000 $8,198,000
     State......................................  365,000  1,020,000  1,344,000
   Deferred:
     Federal....................................      --   2,981,000 (1,242,000)
     State......................................      --     300,000   (169,000)
                                                 -------- ---------- ----------
   Total provision.............................. $365,000 $8,053,000 $8,131,000
                                                 ======== ========== ==========

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES

  The statutory federal income tax rate, reconciled to the effective tax rate provision is as follows:

                                            For the Years Ended December 31,
                                            ----------------------------------
                                               1996        1997        1998
                                            ----------  ----------  ----------
   Statutory federal income tax rate
    (34%).................................. $2,929,000  $5,007,000  $7,224,000
   State income taxes, net of federal
    income tax effect......................    456,000     700,000     887,000
   Effect of S Corporation income taxes
    shareholders........................... (3,092,000) (1,945,000)        --
   Effect of change to C Corporation
    shareholders...........................        --    4,500,000         --
   Other...................................     72,000    (209,000)     20,000
                                            ----------  ----------  ----------
     Total................................. $  365,000  $8,053,000  $8,131,000
                                            ==========  ==========  ==========

  Temporary differences arise between the financial reporting and income tax basis carrying amounts of assets and liabilities, which gives rise to deferred income taxes. The Company's net deferred tax liability as of December 31, 1997 and 1998, and the elements of the deferred tax liability are as follows:

                                                             1997       1998
                                                          ---------- ----------
   Deferred Tax Liabilities:
     Depreciation and amortization....................... $  105,000 $   67,000
     Cash basis of accounting for income taxes...........  2,978,000  2,462,000
     Accrued expenses and other..........................    198,000   (760,000)
                                                          ---------- ----------
       Net deferred tax liability........................ $3,281,000 $1,769,000
                                                          ========== ==========

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of RWD Technologies, Inc:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of RWD Technologies, Inc., (a Maryland corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated January 27, 1999. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                               /s/ Arthur Andersen LLP

Baltimore, Maryland
January 27, 1999

                    RWD TECHNOLOGIES, INC., AND SUBSIDIARIES

                 Schedule II--Valuation and Qualifying Accounts
             For the Years Ended December 31, 1996, 1997, and 1998
                                 (In thousands)

                             Balance as of Additions             Balance as of
                               Beginning   Charges to               End of
                               of Period    Expense   Deductions    Period
                             ------------- ---------- ---------- -------------
Allowance for doubtful
 accounts
Year ended December 31,
 1996.......................     $412         --         $28         $384
Year ended December 31,
 1997.......................      384          44        --           428
Year ended December 31,
 1998.......................      428         --         189          239