Form 10-Q
period 1999-03-31
RWD TECHNOLOGIES INC
filed 1999-05-14
CIK 1032373

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

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

As of March 31, 1999, 15,022,469 shares of common stock $0.10 par value ("Common Stock") of the Registrant were outstanding.

                             RWD TECHNOLOGIES, INC.

                                     INDEX

                                   FORM 10-Q

                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Condensed Balance Sheets as of March 31, 1999,                 1
                (Unaudited) and December 31, 1998

                Consolidated Statements of Income for the Three Months ended                2
                March 31, 1999, and 1998 (Unaudited)

                Consolidated Statements of Cash Flows for the Three Months                  3
                ended March 31, 1999, and 1998 (Unaudited)

                Notes to Consolidated Financial Statements                                  4

Item 2.         Management's Discussion and Analysis of Financial Condition                 6
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                 (In thousands)

                                                                      March 31, 1999            December 31, 1998
                                                                      --------------            -----------------
                                                                        (unaudited)
                             ASSETS
CURRENT ASSETS:
  Cash and investments........................................           $48,342                    $51,224
  Contract accounts receivable, net...........................            22,250                     20,388
  Costs and estimated earnings in excess of billings on
     uncompleted contracts....................................            10,536                      7,889
Prepaid expenses and other....................................             1,489                      1,199
                                                                 ---------------------       --------------------
     Total Current Assets.....................................            82,617                     80,700
NET FIXED ASSETS:.............................................             9,918                      9,394
OTHER ASSETS..................................................               359                        300
                                                                 ---------------------       --------------------
     Total Assets.............................................           $92,894                    $90,394
                                                                 =====================       ====================

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.......................           $ 9,938                    $ 9,245
  Billings in excess of costs and estimated earnings on
     uncompleted contracts....................................             4,317                      4,554
  Deferred tax liability......................................               471                        471
  Current portion of capital lease obligation.................                16                         31
                                                                 ---------------------       --------------------
     Total Current Liabilities................................            14,742                     14,301
NONCURRENT LIABILITIES:
  Other liabilities...........................................               592                        834
  Deferred tax liability......................................               998                      1,298
                                                                 ---------------------       --------------------
     Total Liabilities........................................            16,332                     16,433
                                                                 ---------------------       --------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock................................................             1,502                      1,502
  Additional paid-in capital..................................            51,560                     52,461
  Accumulated comprehensive income............................                58                         81
  Retained earnings...........................................            23,442                     19,917
                                                                 ---------------------       --------------------
     Total Stockholders' Equity...............................            76,562                     73,961
                                                                 ---------------------       --------------------
        Total Liabilities and Stockholders' Equity............           $92,894                    $90,394
                                                                 =====================       ====================

         See accompanying notes to consolidated financial statements.

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                       Consolidated Statements of Income
               (Unaudited) (In thousands, except per share data)

                                                      Three Months Ended March 31,
                                                      1999                   1998
                                              ------------------     ------------------
Revenue....................................              $33,242                $26,204
Cost of services...........................               23,592                 18,411
                                              ------------------     ------------------
 Gross profit..............................                9,650                  7,793
General and administrative expenses........                4,024                  3,446
                                              ------------------     ------------------
Operating income...........................                5,626                  4,347
Other income, net..........................                  460                    439
                                              ------------------     ------------------
 Income before taxes.......................                6,086                  4,786
Income tax provision.......................                2,282                  1,819
                                              ------------------     ------------------
 Net income................................              $ 3,804                $ 2,967
                                              ==================     ==================

 Diluted earnings per share................                $0.24                  $0.19
                                              ==================     ==================
 Basic earnings per share..................                $0.25                  $0.20
                                              ==================     ==================

 Weighted average shares outstanding -
       Diluted calculation.................               15,920                 15,947
                                              ==================     ==================
       Basic calculation...................               15,032                 14,766
                                              ==================     ==================

         See accompanying notes to consolidated financial statements.

                    RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           (Unaudited) (In thousands)

                                                                                Three Months Ended March 31,
                                                                               1999                      1998
                                                                      -------------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................................              $ 3,804                   $ 2,967
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization..............................                  967                       865
      (Gain)/loss on sale of fixed assets........................                   (1)                       37
      Deferred income taxes......................................                 (300)                     (305)
      (Increase)/decrease in trade accounts receivable...........               (1,862)                       21
      Increase in costs and earnings in
        excess of billings on uncompleted contracts..............               (2,647)                   (3,361)
      Increase in prepaid expense and other......................                 (230)                     (262)
      Increase in accounts payable and accrued expenses..........                1,611                     2,493
      (Decrease)/increase in billings in excess of
         earnings on uncompleted contracts.......................                 (237)                       48
      Decrease in other liabilities..............................                 (242)                     (184)
                                                                      -------------------       -------------------
      Net cash provided by operating activities..................                  863                     2,319
                                                                      -------------------       -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments, net..............................                 (351)                     (239)
      Purchase of fixed assets...................................               (1,740)                   (1,314)
      Increase in other assets...................................                  (59)                      (32)
      Proceeds from sale of fixed assets.........................                    8                         5
                                                                      -------------------       -------------------
      Net cash used in investing activities......................               (2,142)                   (1,580)
                                                                      -------------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal portion paid on capital lease....................                  (15)                      (12)
      Issuance of common stock...................................                  252                       624
      Repurchase of common stock.................................               (2,168)                       --
                                                                      -------------------       -------------------
      Net cash (used in) provided by financing activities........               (1,931)                      612
                                                                      -------------------       -------------------

NET (DECREASE)/INCREASE IN CASH AND CASH
EQUIVALENTS......................................................               (3,210)                    1,351
                                                                      -------------------       -------------------
CASH AND CASH EQUIVALENTS, beginning of period...................               13,328                     3,620
                                                                      -------------------       -------------------
CASH AND CASH EQUIVALENTS, end of period.........................              $10,118                   $ 4,971
                                                                      ===================       ===================
Supplemental Cash Flow Disclosures:
      Income taxes paid..........................................              $ 1,613                   $   246
                                                                      ===================       ===================
      Interest expense paid......................................              $     2                   $     5
                                                                      ===================       ===================

         See accompanying notes to consolidated financial statements.

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1.  Summary of Significant Accounting Policies:

Organization and Business
-------------------------

  RWD Technologies, Inc., and subsidiaries (the ''Company'') was incorporated on January 22, 1988, in the State of Maryland. The Company provides a broad range of integrated solutions designed to improve the productivity and effectiveness of workers in complex operating environments.

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

Comprehensive Income
--------------------

  Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income for the periods presented is listed below:

                                                                         For the Three Months Ended March 31,
                                                               ------------------------------------------------------
                                                                                    (in thousands)
                                                                           1999                          1998
                                                               ------------------------        ----------------------
Net Income as Reported                                                           $3,804                        $2,967
Effect of Unrealized Gains on Investments Available-for-Sale                        (23)                            4
                                                               ------------------------        ----------------------
Comprehensive Net Income                                                         $3,781                        $2,971
                                                               ========================        ======================

2.  Business Segments:

  The Company believes it has reportable operating segments, as defined by Statement of Financial Accounting Standards No. 131. The Company has identified four distinct operating segments: Information Technology Services; Enterprise Resource Planning Services; Lean Manufacturing Consulting Services; and Technology Performance Support Services.

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

                                                            For the Three Months Ended March 31,
                                                  -----------------------------------------------------
                                                                       (in thousands)
                                                             1999                           1998
                                                  ------------------------       ----------------------
Revenue (all external):
    Information Technology                                         $ 8,167                       $ 6,229
    Enterprise Resource Planning                                    12,107                         7,282
    Lean Manufacturing Consulting                                    4,813                         4,588
    Technology Performance Support                                   8,155                         8,105
                                                  ------------------------       -----------------------
Total Revenue                                                      $33,242                       $26,204
                                                  ========================        ======================

Gross Profit:
    Information Technology                                         $ 2,872                       $ 2,298
    Enterprise Resource Planning                                     3,371                         2,004
    Lean Manufacturing Consulting                                    1,449                         1,486
    Technology Performance Support                                   1,958                         2,005
                                                  ------------------------       -----------------------
Total Gross Profit                                                 $ 9,650                       $ 7,793
                                                  ========================        ======================

Depreciation and Amortization Expense Allocated To Segments:
    Information Technology                                         $   180                       $   135
    Enterprise Resource Planning                                       287                           161
    Lean Manufacturing Consulting                                       59                            51
    Technology Performance Support                                     199                           198
                                                  ------------------------       -----------------------
Total Allocated to Segments                                            725                           545
Amount not Allocated to Segments                                       242                           309
                                                  ------------------------       -----------------------
Total Depreciation and Amortization Expense                        $   967                       $   854
                                                  ========================        ======================
Revenue (by geography):
    United States                                                  $30,019                       $22,802
    Non-United States                                                3,223                         3,402
                                                  ------------------------       -----------------------
Total Revenue                                                      $33,242                       $26,204
                                                  ========================        ======================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

  Quarter Ended March 31, 1999, Compared to Quarter Ended March 31, 1998

  Revenue. Revenue for the total Company increased by $7.0 million (or 26.9 percent), from $26.2 million for the quarter ending March 31, 1998, to $33.2 million for the quarter ending March 31, 1999. The Company experienced revenue growth in all of its operating segments as follows:

  . Information Technology Services. Revenue for the Company's Information Technology Services increased by $1.9 million (or 31.1 percent), from $6.2 million in the quarter ending March 31, 1998, to $8.2 million in the quarter ending March 31, 1999, representing 23.8 percent of the Company's revenue in 1998 and 24.6 percent of the Company's revenue in 1999. Key factors in revenue increases included strong follow-on business with existing clients as well as business deriving from expansion into strategic IT consulting and alliance relationships.

  . Enterprise Resource Planning Services. Revenue for the Company's Enterprise Resource Planning Services increased by $4.8 million (or 66.3 percent), from $7.3 million in the quarter ending March 31, 1998, to $12.1 million in the quarter ending March 31, 1999, representing 27.8 percent of the Company's revenue in 1998 and 36.4 percent of the Company's revenue in 1999. This growth was due in part to strong demand in the market for the services offered by the Company throughout 1998, as well as the Company's alliances with SAP and PricewaterhouseCoopers, partially offset by moderating demand in the ERP market in 1999.

  . Lean Manufacturing Consulting Services. Revenue for the Company's Lean Manufacturing Consulting Services increased by $224,300 (or 4.9 percent), from $4.6 million in the quarter ending March 31, 1998, to $4.8 million in the quarter ending March 31, 1999, representing 17.5 percent of the Company's revenue in 1998 and 14.5 percent of the Company's revenue in 1999. This increase in revenue was attributable to growth in business with automotive supplier and other non-auto industry clients, and increases in billing rates charged to clients, partially offset by decreases in business with a large lean manufacturing client.

  . Technology Performance Support Services. Revenue for the Company's Technology Performance Support Services increased by $49,600 (or 0.6 percent), from $8.1 million in the quarter ending March 31, 1998, to $8.2 million in the quarter ending March 31, 1999, representing 30.9 percent of the Company's revenue in 1998 and 24.5 percent of the Company's revenue in 1999. This increase in revenue resulted primarily from increases in billing rates charged to clients, partially offset by decreases in staff utilization. Revenues in the first quarter of 1999 were also 9.8 percent ahead of the fourth quarter of 1998. This reversed the downward revenue trend experienced during 1998 that was attributed to the transfer of personnel from the performance support area to the ERP area during 1998.

  The Company's total number of employees grew 5.1 percent, from 988 at the end of 1998 to 1,038 employees at March 31, 1999.

  Gross Profit. Gross profit for the total Company increased by $1.9 million (or 23.8 percent), from $7.8 million in the quarter ending March 31, 1998, to $9.6 million in the quarter ending March 31, 1999, and decreased from 29.7 percent of revenue in 1998 to 29.0 percent of revenue in 1999. This decrease in gross profit as a percentage of revenue resulted primarily from decreases in staff utilization, increases in facility rent and depreciation on capital equipment, partially offset by decreases in indirect travel. Gross profit for individual operating segments were as follows:

  . Information Technology Services. Gross profit for Information Technology Services increased by 25.0 percent from $2.3 million in the quarter ending March 31, 1998, to $2.9 million in the quarter ending March 31, 1999. Gross profit margin for Information Technology Services decreased from 36.9 percent of this segment's revenue in the first quarter of 1998 to 35.2 percent in 1999. This decrease in gross profit margin resulted primarily from decreases in staff utilization, partially offset by decreases as a percent of revenue in employee related expenses.

  . Enterprise Resource Planning Services. Gross profit for Enterprise Resource Planning Services increased by 68.3 percent from $2.0 million in the quarter ending March 31, 1998, to $3.4 million in the quarter ending March 31, 1999. Gross profit margin for Enterprise Resource Planning Services increased from 27.5 percent of this segment's revenue in the first quarter of 1998 to 27.8 percent in 1999. This increase in gross profit margin resulted primarily from increases in the proportion of labor revenue to other revenue and decreases as a percent of revenue in employee related expenses, partially offset by decreases in staff utilization.

  . Lean Manufacturing Consulting Services. Gross profit for Lean Manufacturing Consulting Services decreased by 2.5 percent from $1.49 million in the quarter ending March 31, 1998, to $1.45 million in the quarter ending March 31, 1999. Gross profit margin for Lean Manufacturing Consulting Services decreased from 32.4 percent of this segment's revenue in the first quarter of 1998 to 30.1 percent in 1999. This decrease in gross profit margin resulted primarily from decreases in staff utilization, and, as a percent of revenue, employee related expenses, partially offset by increases in billing rates.

  . Technology Performance Support Services. Gross profit for Technology Performance Support Services decreased by 2.4 percent from $2.0 million in the quarter ending March 31, 1998, to $1.96 million in the quarter ending March 31, 1999. Gross profit margin for Technology Performance Support Services decreased from 24.7 percent of this segment's revenue in the first quarter of 1998 to 24.0 percent in 1999. This decrease in gross profit margin resulted primarily from decreases in the proportion of labor revenue to other revenue and decreases in staff utilization, partially offset by increases in billing rates.

  General and Administrative Expenses. General and administrative expenses increased by $577,900 (or 16.8 percent), from $3.4 million in the first quarter of 1998 to $4.0 million in the first quarter of 1999, decreasing from 13.2 percent of revenue in 1998 to 12.1 percent of revenue in 1999. This decrease in general and administrative expenses as a percentage of revenue resulted primarily from decreases as a percent of revenue in employee related expenses and depreciation, partially offset by increases in consultant fees.

  Operating Income. As a result of the foregoing, the Company's operating income increased by $1.3 million (or 29.4 percent), from $4.3 million in the first quarter of 1998 to $5.6 million in the first quarter of 1999 and increased from
16.6 percent of revenue in the first quarter of 1998 to 16.9 percent of revenue in the first quarter of 1999.

  Other Income. Other income was $439,500 in the first quarter of 1998 and $460,600 in the first quarter of 1999. In both periods, this income consisted primarily of interest income from cash and investment balances partially offset by interest expense from the Company's capital leases.

  Net Income. Net income increased by $836,600 (or 28.2 percent), from $3.0 million in the first quarter of 1998 to $3.8 million in the first quarter of 1999, increasing from 11.3 percent of revenue in 1998 to 11.4 percent of revenue in 1999.


Liquidity and Capital Resources

  The Company's cash and investments were $48.3 million at March 31, 1999, compared to $51.2 million at December 31, 1998. Decreases in cash and investments at March 31, 1999, were attributable primarily to decreases in cash provided by investing and financing activities as they relate to the repurchase of common stock and increases in the purchase of capital equipment. The Company's working capital was $67.9 million at March 31, 1999, and $66.4 million at December 31, 1998.

  The Company's operating activities provided cash of approximately $863,000 for the three months ended March 31, 1999, compared to $2.3 million for the same period in 1998. The cash provided from operations in the first quarter of 1999 resulted primarily from increases in net income, trade accounts payable, and depreciation expense, partially offset by increases in unbilled revenue, and accounts receivable.

  Investing activities used cash of $2.1 million in the three months ended March 31, 1999, compared to $1.6 million for the same period in 1998. Cash used for investing activities in the three months ended March 31, 1999, consisted primarily of the net purchase of capital equipment.

  Financing activities utilized cash of $1.9 million in the three months ended March 31, 1999, compared to generation of $612,500 for the same period in 1998. Cash used for financing activities in the three months ended March 31, 1999, consisted primarily of the repurchase of 145,000 shares of the Company's common stock, partially offset by proceeds from the issuance of common stock due to the exercise of employee stock options.

  The Company has a $10.0 million unsecured revolving line of credit with a commercial bank, which bears interest at the 30-day, LIBOR rate, plus 1.0 percent (5.3 percent on March 31, 1999). The Company utilizes this line of credit to finance a portion of its working capital needs. There was no balance outstanding on the line of credit as of March 31, 1999, or on December 31, 1998.

  During the quarter ending March 31, 1999, the Company made $1.5 million in capital expenditures, primarily for office furniture, computer and office equipment, and leasehold improvements to support the growth in its professional and administrative staff. Capital expenditures currently are funded from available cash, although the Company may consider alternative financing methods, such as equipment leases or asset-based borrowings in future periods.


Year 2000 Compliance

  The Company has commenced a process to assure Year 2000 compliance of all hardware, software, and ancillary equipment which are date dependent. The process involves four phases:

     Phase I - Inventory and Data Collection. This phase involves an identification of all items that are date dependent. The Company commenced this phase in the fourth quarter of 1997. This phase is now complete.

     Phase II - Compliance Requests. This phase involves requests to systems vendors for verification that the systems identified in Phase I are Year 2000 compliant. The Company has identified critical systems that cannot be updated or certified as compliant. The Company commenced this phase in the first quarter of 1998. This phase is now complete. The Company has verified that its accounting, payroll, human resources, banking and local wide area network hardware and software systems are compliant. In addition, the Company has determined that substantially all of its personal computers and PC applications are compliant.

     Phase III - Test, Fix, and Verify. This phase involves testing all items that are date dependent and upgrading all non-compliant systems. The Company has made substantial progress in implementing this phase of its Year 2000 compliance program and expects to complete this phase during the second quarter of 1999.

     Phase IV - Final Testing, New Item Compliance. This phase involves review of all systems for compliance and re-testing as necessary. During this phase, all new systems and equipment will be tested for compliance. The Company expects to complete this phase by the end of the third quarter of 1999.

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


Forward Looking Statements

     Certain statements contained herein, including statements regarding development of the Company's services, markets, and future demands for the Company's services, and other statements regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements include risks and uncertainties; consequently, actual results may differ from those expressed or implied thereby. Factors that could cause actual results to differ materially are described in the Company's filings with the Securities and Exchange Commission including its most recent Form 10-K, and include reliance on strategic alliances, geographic expansion, slower growth in the Enterprise Resource Planning industry, rapid change in the Information Technology sector, customer and industry revenue concentration, attracting and retaining personnel, increasing competition, and other factors such as the Company's ability to effectively manage its growth, the inherent variability of its operating results, various risks associated with the success and profitability of individual projects, and its dependence on key personnel.

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

                                 RWD TECHNOLOGIES, INC.



                                 By:  /s/ Ronald E. Holtz
                                      -------------------
                                      Ronald E. Holtz
                                      Vice President, Chief Financial Officer,
                                      and Director

Dated: May 12, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Name                                         Capacity                              Date
----------------------------            -------------------------------------------   -----------------------
/s/ Robert W. Deutsch                   Chairman of the Board,                             May 12, 1999
----------------------------
Robert W. Deutsch                       Chief Executive Officer, and Director

/s/ Ronald E. Holtz                     Vice President, Chief Financial Officer,           May 12, 1999
----------------------------
Ronald E. Holtz                         and Director