Form 10-Q
period 1999-06-30
RWD TECHNOLOGIES INC
filed 1999-08-09
CIK 1032373

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

   [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No __
                                         ---

As of June 30, 1999, 14,466,691 shares of common stock $0.10 par value ("Common Stock") of the Registrant were outstanding.

                            RWD TECHNOLOGIES, INC.

                                     INDEX

                                   FORM 10-Q

                                                                                                   Page
                                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets as of June 30, 1999, (Unaudited) and                 1
           December 31, 1998

           Consolidated Statements of Income for the Six Months ended June 30, 1999,                  2
           and 1998 (Unaudited)

           Consolidated Statements of Cash Flows for the Six Months ended June 30,                    3
           1999, and 1998 (Unaudited)

           Notes to Consolidated Financial Statements                                                 4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of                 7
           Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                               N/A


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                                        N/A

Item 2.    Changes in Securities                                                                     14

Item 3.    Defaults Upon Senior Securities                                                          N/A

Item 4.    Submission of Matters to a Vote of Security Holders                                       14

Item 5.    Other Information                                                                        N/A

Item 6.    Exhibits and Reports on Form 8-K                                                          15

Signatures                                                                                           16

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                (In thousands)

                                                                        June 30, 1999           December 31, 1998
                                                                    ----------------------    ----------------------
                                                                         (unaudited)
                               ASSETS
 CURRENT ASSETS:
      Cash and investments......................................... $           30,490        $            51,224
      Contract accounts receivable, net............................             23,305                     20,388
      Costs and estimated earnings in excess of billings on
          uncompleted contracts....................................              8,966                      7,889
      Prepaid expenses and other...................................              1,539                      1,199
                                                                    ----------------------    ---------------------
          Total Current Assets.....................................             64,300                     80,700
 NET FIXED ASSETS..................................................             10,815                      9,394
 GOODWILL, net.....................................................             13,671                         --
 OTHER ASSETS......................................................                361                        300
                                                                    ----------------------    ----------------------
          Total Assets............................................. $           89,147        $            90,394
                                                                    ======================    ======================

                LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Accounts payable and accrued expenses........................ $           10,654        $             9,245
      Billings in excess of costs and estimated earnings on
          uncompleted contracts....................................              3,994                      4,554
      Deferred tax liability.......................................                 67                        471
      Current portion of capital lease obligation..................                 --                         31
                                                                    ----------------------     ---------------------
          Total Current Liabilities................................             14,715                     14,301
 NONCURRENT LIABILITIES:
      Other liabilities............................................                661                        834
      Deferred tax liability.......................................                579                      1,298
                                                                    ----------------------     ---------------------
          Total Liabilities........................................             15,955                     16,433
                                                                    ----------------------     ---------------------
 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY:
      Common stock.................................................              1,447                      1,502
      Additional paid-in capital...................................             45,979                     52,461
      Accumulated comprehensive income.............................                 18                         81
      Retained earnings............................................             25,748                     19,917
                                                                    ----------------------     ---------------------
          Total Stockholders' Equity...............................             73,192                     73,961
                                                                    ----------------------     ---------------------
              Total Liabilities and Stockholders' Equity........... $           89,147         $           90,394
                                                                    ======================     =====================

         See accompanying notes to consolidated financial statements.

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                       Consolidated Statements of Income
               (Unaudited) (In thousands, except per share data)

                                                          Three Months Ended June 30,                 Six Months Ended June 30,
                                                     ---------------------------------------    ------------------------------------
                                                           1999                 1998                  1999                 1998
                                                     ------------------   ------------------    -----------------    ---------------
Revenue............................................. $        32,437       $       27,413       $        65,679      $        53,616
Cost of services....................................          24,834               19,250                48,426               37,660
                                                     ------------------   ------------------    -----------------    ---------------
    Gross profit....................................           7,603                8,163                17,253               15,956
General and administrative expenses.................           4,310                3,502                 8,334                6,948
                                                     ------------------   ------------------    -----------------    ---------------
Operating income....................................           3,293                4,661                 8,919                9,008
Other income, net...................................             397                  453                   857                  892
                                                     ------------------   ------------------    -----------------    ---------------
    Income before taxes.............................           3,690                5,114                 9,776                9,900
Income tax provision................................           1,384                1,944                 3,666                3,763
                                                     ==================   ==================    =================    ===============
    Net income...................................... $         2,306       $        3,170       $         6,110      $         6,137
                                                     ==================   ==================    =================    ===============

    Diluted earnings per share...................... $          0.15       $         0.20       $          0.39      $          0.38
                                                     ==================   ==================    =================    ===============
    Basic earnings per share........................ $          0.15       $         0.21       $          0.41      $          0.41
                                                     ==================   ==================    =================    ===============

    Weighted average shares outstanding -
       Diluted calculation..........................          15,783               16,090                15,851               16,019
                                                     ==================   ==================    =================    ===============
       Basic calculation............................          14,971               14,858                15,001               14,812
                                                     ==================   ==================    =================    ===============

         See accompanying notes to consolidated financial statements.

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (Unaudited) (In thousands)

                                                                        Six Months Ended June 30,
                                                                      1999                     1998
                                                               --------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income.............................................. $       6,110            $       6,137
      Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization........................         2,005                    1,744
         Loss on sale of fixed assets.........................             7                       37
         Deferred income taxes................................          (600)                    (610)
         Increase in trade accounts receivable................        (2,918)                  (1,689)
         Increase in costs and earnings in excess of
            billings on uncompleted contracts.................        (1,078)                  (3,269)
         Increase in prepaid expense and other................          (184)                    (212)
         Increase in accounts payable and accrued expenses....         3,266                    6,922
         Decrease in billings in excess of earnings on
            uncompleted contracts.............................          (759)                    (613)
         Decrease in other liabilities........................          (242)                    (184)
                                                               --------------------     --------------------
         Net cash provided by operating activities............         5,607                    8,263
                                                               --------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Sale/(purchases) of investments, net.................         9,426                     (639)
         Payments related to acquisition......................       (15,342)                      --
         Purchase of fixed assets.............................        (3,056)                  (2,210)
         Payments for other assets............................           (56)                     (42)
         Proceeds from sale of fixed assets...................            18                        5
                                                               --------------------     --------------------
         Net cash used in investing activities................        (9,010)                  (2,886)
                                                               --------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal portion paid on capital lease..............           (31)                     (24)
         Issuance of common stock.............................           966                      800
         Repurchase of common stock...........................        (8,776)                     (38)
                                                               --------------------     --------------------
         Net cash (used in) provided by financing activities..        (7,841)                     738
                                                               --------------------     --------------------

NET (DECREASE)/INCREASE IN CASH AND CASH
   EQUIVALENTS...............................................        (11,244)                   6,115
                                                               --------------------     --------------------
CASH AND CASH EQUIVALENTS, beginning of period...............         13,328                    3,620
                                                               --------------------     --------------------
CASH AND CASH EQUIVALENTS, end of period.....................  $       2,084            $       9,735
                                                               ====================     ====================
Supplemental Cash Flow Disclosures:
         Income taxes paid.................................... $       5,167            $         453
                                                               ====================     ====================
         Interest expense paid................................ $           2            $           9
                                                               ====================     ====================

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

Acquisition
-----------

         During June 1999 the Company acquired all of the outstanding stock of Merrimac Interactive Media Corporation for a purchase price of $13.5 million plus certain other costs. The excess purchase price over the fair value of the net assets acquired resulted in the recognition of approximately $13.7 million of goodwill, which is being amortized over the estimated useful life of 20 years.

Comprehensive Income
--------------------

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income for the periods presented is listed below:

                                                             For the                       For the
                                                       Three Months Ended              Six Months Ended
                                                            June 30,                       June 30,
                                                    --------------------------    ---------------------------
                                                                         (in thousands)
                                                       1999           1998           1999            1998
                                                    -----------    -----------    ------------    -----------
Net Income as Reported                                   $2,306         $3,170          $6,110         $6,137
Effect of Unrealized (Loss)/Gains on
   Investments Available-for-Sale                           (40)             3             (63)             7
                                                    -----------    -----------    ------------    -----------

Comprehensive Net Income                                 $2,266         $3,173          $6,047         $6,144
                                                    ===========    ===========    ============    ===========

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

                                                           Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                                           (in thousands)
                                                           1999          1998           1999           1998
                                                        ---------     ---------      ---------       --------
Revenue (all external):
    Information Technology                                $ 9,209       $ 6,552        $17,376        $12,781
    Enterprise Resource Planning                            9,773         8,689         21,880         15,970
    Lean Manufacturing Consulting                           5,509         4,568         10,322          9,156
    Technology Performance Support                          7,946         7,604         16,101         15,709
                                                         --------      --------       --------       --------
Total Revenue                                             $32,437       $27,413        $65,679        $53,616
                                                         ========      ========       ========       ========

Gross Profit:
    Information Technology                                $ 3,150       $ 2,521        $ 6,022        $ 4,819
    Enterprise Resource Planning                              869         2,382          4,240          4,386
    Lean Manufacturing Consulting                           1,746         1,593          3,195          3,079
    Technology Performance Support                          1,838         1,667          3,796          3,672
                                                         --------      --------       --------       --------
Total Gross Profit                                        $ 7,603       $ 8,163        $17,253        $15,956
                                                         ========      ========       ========       ========

Depreciation and Amortization Expense Allocated To Segments:
    Information Technology                                $   203       $   138        $   383        $   273
    Enterprise Resource Planning                              295           193            582            354
    Lean Manufacturing Consulting                              66            54            125            105
    Technology Performance Support                            203           201            402            399
                                                         --------      --------       --------       --------
Total Allocated to Segments                                   767           586          1,492          1,131
Amount not Allocated to Segments                              271           304            513            613
                                                         --------      --------       --------       --------
Total Depreciation and Amortization Expense               $ 1,038       $   890        $ 2,005        $ 1,744
                                                         ========      ========       ========       ========

Revenue (by geography):
    United States                                         $29,848       $23,658        $59,867        $46,460
    Non-United States                                       2,589         3,755          5,812          7,156
                                                         --------      --------       --------       --------
Total Revenue                                             $32,437       $27,413        $65,679        $53,616
                                                         ========      ========       ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Quarter Ended June 30, 1999, Compared to Quarter Ended June 30, 1998

     Revenue. Revenue for the total Company increased by $5.0 million (or 18.3 percent), from $27.4 million for the quarter ending June 30, 1998, to $32.4 million for the quarter ending June 30, 1999. The Company experienced revenue growth in all of its operating segments as follows:

     . Information Technology Services. Revenue for the Company's Information Technology Services increased by $2.7 million (or 40.6 percent), from $6.6 million in the quarter ending June 30, 1998, to $9.2 million in the quarter ending June 30, 1999, representing 23.9 percent of the Company's revenue in 1998 and 28.4 percent of the Company's revenue in 1999. Key factors in revenue increases included strong follow-on business with existing clients as well as new client business and business deriving from expansion into strategic IT consulting.

     . Enterprise Resource Planning Services. Revenue for the Company's Enterprise Resource Planning Services increased by $1.1 million (or
         12.5 percent), from $8.7 million in the quarter ending June 30, 1998, to $9.8 million in the quarter ending June 30, 1999, representing 31.7 percent of the Company's revenue in 1998 and 30.1 percent of the Company's revenue in 1999. The Company's ERP business decreased from the first quarter to the second quarter of 1999 due to moderating demand in the ERP market and deferral during the second quarter of contracted business into future quarters.

     . Lean Manufacturing Consulting Services. Revenue for the Company's Lean Manufacturing Consulting Services increased by $942,000 (or 20.6 percent), from $4.6 million in the quarter ending June 30, 1998, to $5.5 million in the quarter ending June 30, 1999, representing 16.7 percent of the Company's revenue in 1998 and 17.0 percent of the Company's revenue in 1999. This increase in revenue was primarily attributable to growth in business with new clients, both automotive supplier and other non-auto industry clients, and increases in billing rates charged to clients.

     . Technology Performance Support Services. Revenue for the Company's Technology Performance Support Services increased by $342,000 (or 4.5 percent), from $7.6 million in the quarter ending June 30, 1998, to $7.9 million in the quarter ending June 30, 1999, representing 27.7 percent of the Company's revenue in 1998 and 24.5 percent of the Company's revenue in 1999. This modest increase in revenue included increases in billing rates charged to clients and an increase in staff utilization.

     Gross Profit. Gross profit for the total Company decreased by $560,000 (or
6.9 percent), from $8.2 million in the quarter ending June 30, 1998, to $7.6 million in the quarter ending June 30, 1999, and decreased from 29.8 percent of revenue in 1998 to 23.4 percent of revenue in 1999. This decrease in gross profit as a percentage of revenue resulted primarily from decreases in staff utilization in the Company's Enterprise Resource Planning Services business, and increases in other employee related expenses. Gross profit for individual operating segments were as follows:

     . Information Technology Services. Gross profit for Information Technology Services increased by 24.9 percent from $2.5 million in the quarter ending June 30, 1998, to $3.1 million in the quarter ending June 30, 1999. Gross profit margin for Information Technology Services decreased from 38.5 percent of this segment's revenue in the second quarter of 1998 to 34.2 percent in 1999. This decrease in gross profit margin resulted primarily from decreases in staff utilization, partially offset by decreases as a percent of revenue in employee related expenses.

     . Enterprise Resource Planning Services. Gross profit for Enterprise Resource Planning Services decreased by 63.5 percent from $2.4 million in the quarter ending June 30, 1998, to $869,000 in the quarter ending June 30, 1999. Gross profit margin for Enterprise Resource Planning Services decreased from 27.4 percent of this segment's revenue in the second quarter of 1998 to 8.9 percent in 1999. This decrease in gross profit margin was due primarily to a decrease in staff utilization resulting from the decrease in business level from the first quarter of 1999, as well as investments in European operations, and increased marketing expenses.

     . Lean Manufacturing Consulting Services. Gross profit for Lean Manufacturing Consulting Services increased by 9.6 percent from $1.6 million in the quarter ending June 30, 1998, to $1.7 million in the quarter ending June 30, 1999. Gross profit margin for Lean Manufacturing Consulting Services decreased from 34.9 percent of this segment's revenue in the second quarter of 1998 to 31.7 percent in 1999. This decrease in gross profit margin resulted primarily from a decrease in staff utilization and an increase in employee related expenses as a percentage of revenue.

     . Technology Performance Support Services. Gross profit for Technology Performance Support Services increased by 10.2 percent from $1.7 million in the quarter ending June 30, 1998, to $1.8 million in the quarter ending June 30, 1999. Gross profit margin for Technology Performance Support Services increased from 21.9 percent of this segment's revenue in the second quarter of 1998 to 23.1 percent in 1999. This increase in gross profit margin resulted primarily from increases in the proportion of labor revenue to other revenue and increases in billing rates.

     General and Administrative Expenses. General and administrative expenses increased by $808,000 (or 23.1 percent), from $3.5 million in the second quarter of 1998 to $4.3 million in the second quarter of 1999, increasing from 12.8 percent of revenue in 1998 to 13.3 percent of revenue in 1999. This increase in general and administrative expenses as a percentage of revenue resulted primarily from increases as a percent of revenue in employee related expenses and consultant fees, partially offset by a modest decrease in depreciation expense.

     Operating Income. As a result of the foregoing, the Company's operating income decreased by $1.4 million (or 29.3 percent), from $4.7 million in the second quarter of 1998 to $3.3 million in the second quarter of 1999 and decreased from 17.0 percent of revenue in the first quarter of 1998 to 10.2 percent of revenue in the first quarter of 1999.

     Other Income. Other income was $452,500 in the second quarter of 1998 and $396,700 in the second quarter of 1999. In both periods, this income consisted primarily of interest income from cash and investment balances partially offset by interest expense from the Company's capital leases.

     Net Income. Net income decreased by $863,400 (or 27.2 percent), from $3.2 million in the second quarter of 1998 to $2.3 million in the second quarter of 1999, decreasing from 11.6 percent of revenue in 1998 to 7.1 percent of revenue in 1999.


     Six Months Ended June 30, 1999, Compared to Six Months Ended June 30, 1998

     Revenue. Revenue for the total Company increased by $12.1 million (or 22.5 percent), from $53.6 million for the six months ending June 30, 1998, to $65.7 million for the six months ending June 30, 1999. The Company experienced revenue growth in all of its operating segments as follows:

     . Information Technology Services. Revenue for the Company's Information Technology Services increased by $4.6 million (or 36.0 percent), from $12.8 million in the six months ending June 30, 1998, to $17.4 million in the six months ending June 30, 1999, representing 23.8 percent of the Company's revenue in 1998 and 26.5 percent of the Company's revenue in 1999. Key factors in revenue increases included strong follow-on business with existing clients as well as new client business and business deriving from expansion into strategic IT consulting and the Company's alliance relationships.

     . Enterprise Resource Planning Services. Revenue for the Company's Enterprise Resource Planning Services increased by $5.9 million (or
         37.0 percent), from $16.0 million in the six months ending June 30, 1998, to $21.9 million in the six months ending June 30, 1999, representing 29.8 percent of the Company's revenue in 1998 and 33.3 percent of the Company's revenue in 1999. This growth was due primarily to strong growth throughout 1998 and the first quarter of 1999 based, in part, on the Company's strong reputation in the marketplace and the Company's alliances with SAP and PricewaterhouseCoopers. This strong growth was offset by moderating demand in the ERP marketplace in the second quarter of 1999 and by deferrals in the second quarter of contracted work into future quarters both of which caused revenues to decrease in the second quarter of 1999 from the first quarter of 1999.

     . Lean Manufacturing Consulting Services. Revenue for the Company's Lean Manufacturing Consulting Services increased by $1.2 million (or 12.7 percent), from $9.2 million in the six months ending June 30, 1998, to $10.3 million in the six months ending June 30, 1999, representing 17.1 percent of the Company's revenue in 1998 and 15.7 percent of the Company's revenue in 1999. This increase in revenue was primarily attributable to growth in business with new clients, both automotive supplier and other non-auto industry clients, and increases in billing rates charged to clients.

     . Technology Performance Support Services. Revenue for the Company's Technology Performance Support Services increased by $391,200 (or 2.5 percent), from $15.7 million in the six months ending June 30, 1998, to $16.1 million in the six months ending June 30, 1999, representing 29.3 percent of the Company's revenue in 1998 and 24.5 percent of the Company's revenue in 1999. This increase in revenue included increases in billing rates charged to clients and a modest decrease in staff utilization.

     Gross Profit. Gross profit for the total Company increased by $1.3 million (or 8.1 percent), from $16.0 million in the six months ending June 30, 1998, to $17.3 million in the six months ending June 30, 1999, and decreased from 29.8 percent of revenue in 1998 to 26.3 percent of revenue in 1999. This increase in gross profit as a percentage of revenue resulted primarily from decreases in employee related expenses and in consulting fees, partially offset by decreases as a percent of revenue in staff utilization. Gross profit for individual operating segments were as follows:

     . Information Technology Services. Gross profit for Information Technology Services increased by 25.0 percent from $4.8 million in the six months ending June 30, 1998, to $6.0 million in the six months ending June 30, 1999. Gross profit margin for Information Technology Services decreased from 37.7 percent of this segment's revenue in the second six months of 1998 to 34.7 percent in 1999. This decrease in gross profit margin resulted primarily from decreases in staff utilization partially offset by increases in billing rates charged to clients, and decreases in employee related expenses.

     . Enterprise Resource Planning Services. Gross profit for Enterprise Resource Planning Services decreased by 3.3 percent from $4.4 million in the six months ending June 30, 1998, to $4.2 million in the six months ending June 30, 1999. Gross profit margin for Enterprise Resource Planning Services decreased from 27.5 percent of this segment's revenue in the second six months of 1998 to 19.4 percent in 1999. This decrease in gross profit margin was primarily due to decreases in staff utilization in the second quarter resulting from the decrease in business level from the first quarter of 1999. Gross profit margin was also impacted by decreases in the proportion of labor revenue to other revenue and increases as a percent of revenue in employee related expenses, as well as investments in European operations, and increased marketing expenses.

     . Lean Manufacturing Consulting Services. Gross profit for Lean Manufacturing Consulting Services increased by 3.8 percent from $3.1 million in the six months ending June 30, 1998, to $3.2 million in the six months ending June 30, 1999. Gross profit margin for Lean Manufacturing Consulting Services decreased from 33.6 percent of this segment's revenue in the second six months of 1998 to 31.0 percent in 1999. This decrease in gross profit margin resulted primarily from a modest decrease in staff utilization partially offset by increases in billing rates charged to clients, and decreases as a percent of revenue in employee related expenses.

     . Technology Performance Support Services. Gross profit for Technology Performance Support Services increased by 3.4 percent from $3.7 million in the six months ending June 30, 1998, to $3.8 million in the six months ending June 30, 1999. Gross profit margin for Technology Performance Support Services increased from 23.4 percent of this segment's revenue in the second six months of 1998 to 23.6 percent in 1999. This modest increase in gross profit margin included increases in the proportion of labor revenue to other revenue and increases in staff utilization.

     General and Administrative Expenses. General and administrative expenses increased by $1.4 million (or 19.9 percent), from $6.9 million in the six months ending June 30, 1998 to $8.3 million in the same period of 1999, decreasing from
13.0 percent of revenue in 1998 to 12.7 percent of revenue in 1999. This decrease in general and administrative expenses as a percentage of revenue resulted primarily from decreases as a percent of revenue in employee related expenses and legal and accounting fees, partially offset by increases as a percentage of revenue in facility rent, and depreciation.

     Operating Income. As a result of the foregoing, the Company's operating income decreased by $89,100 (or 1.0 percent), from $9.0 million in the six months ending June 30, 1998 to $8.9 million in the same period of 1999 and decreased from 16.8 percent of revenue in the six months ending June 30, 1998 to
13.6 percent of revenue in the same period of 1999.

     Other Income. Other income was $892,000 for the six months ending June 30, 1998 and $857,300 for the same period of 1999. In both periods, this income consisted primarily of interest income from cash and investment balances partially offset by interest expense from the Company's capital leases.

     Net Income. Net income decreased by $26,700 (or 0.4 percent), from $6.13 million in the six months ending June 30, 1998 to $6.11 million in the same period of 1999, decreasing from 11.4 percent of revenue in 1998 to 9.3 percent of revenue in 1999.


Liquidity and Capital Resources

     The Company's cash and investments were $30.5 million at June 30, 1999, compared to $51.2 million at December 31, 1998. Decreases in cash and investments at June 30, 1999, were attributable primarily to the acquisition of Merrimac Interactive Media Corporation, the repurchase of common stock, and the purchase of capital equipment. The Company's working capital was $49.6 million at June 30, 1999, and $66.4 million at December 31, 1998.

     The Company's operating activities provided cash of approximately $5.6 million for the six months ended June 30, 1999, compared to $8.3 million for the same period in 1998. The cash provided from operations in the first six months of 1999 resulted primarily from net income and increases in trade accounts payable, partially offset by increases in unbilled revenue, and accounts receivable.

     Investing activities used cash of $9.0 million in the six months ended June 30, 1999, compared to $2.9 million for the same period in 1998. Cash used for investing activities in the six months ended June 30, 1999, consisted primarily of $15.3 million for the purchase of Merrimac Interactive Media Corporation and the purchase of capital equipment, funded by the sale of marketable securities.

     Financing activities utilized cash of $7.8 million in the six months ended June 30, 1999, compared to generation of $737,600 for the same period in 1998. Cash used for financing activities in the six months ended June 30, 1999, consisted primarily of the repurchase of approximately 150,000 shares of the company's common stock in the first quarter of 1999 and 660,000 shares in the second quarter of 1999, partially offset by proceeds from the issuance of common stock due to the exercise of employee stock options.

     The Company has a $10.0 million unsecured revolving line of credit with a commercial bank, which bears interest at the 30-day, LIBOR rate, plus 1.0 percent (6.24 percent on June 30, 1999). The Company utilizes this line of credit to finance a portion of its working capital needs. There was no balance outstanding on the line of credit as of June 30, 1999, or on December 31, 1998.

     During the six months ending June 30, 1999, the Company made $3.1 million in capital expenditures, primarily for office furniture, computer and office equipment, and leasehold improvements to support the growth in its professional and administrative staff. Capital expenditures currently are funded from available cash, although the Company may consider alternative financing methods, such as equipment leases or asset-based borrowings in future periods.


Year 2000 Compliance

     The Company has commenced a process to assure Year 2000 compliance of all hardware, software, and ancillary equipment which are date dependent. The process involves four phases:

         Phase I - Inventory and Data Collection. This phase involves an identification of all items that are date dependent. The Company commenced this phase in the fourth quarter of 1997. This phase is now complete .

         Phase II - Compliance Requests. This phase involves requests to systems vendors for verification that the systems identified in Phase I are Year 2000 compliant. The Company identified critical systems that cannot be updated or certified as compliant. The Company commenced this phase in the first quarter of 1998. This phase is now complete. The Company has verified that its accounting, payroll, human resources, banking and local wide area network hardware and software systems are compliant. In addition, the Company has determined that substantially all of its personal computers and PC applications are compliant.

         Phase III - Test, Fix, and Verify. This phase involves testing all items that are date dependent and upgrading all non-compliant systems. This phase is now complete.

         Phase IV - Final Testing, New Item Compliance. This phase involves review of all systems for compliance and re-testing as necessary. During this phase, all new systems and equipment will be tested for compliance. The Company expects to complete this phase by the end of the third quarter of 1999.

     To date, the Company has no knowledge that any of its major systems are not Year 2000 compliant. The Company has not incurred significant expenditures and should achieve substantial Year 2000 compliance without the need to acquire significant new hardware, software, or systems other than in the ordinary course of business. The Company is not aware of any non-compliance that would have a material effect on its operations if not replaced or that would be costly to replace. The Company is not aware of any non-compliance by its suppliers that is likely to have a material impact on the Company's business. Nevertheless, there can be no assurance that unanticipated non-compliance will not occur, that such non-compliance would not require material costs to repair or that it would not cause material disruptions if not repaired.

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

Item 2.     Changes in Securities.

(c)         Issuance of Securities

            N/A


Item 4.     Submission of Matters to a Vote of Security Holders

(a) Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were re-elected.

(b) The annual meeting of stockholders of the Company was held on April 30, 1999, and approved the following matters:

(c)   (1)  Election of Directors

       The following directors were elected to serve as Class II directors to serve until the 2002 annual meeting of stockholders:

             Name                   For          Withheld       Against
             ----                   ---          --------       -------
       John H. Beakes            14,260,822       16,100           0
       Bruce D. Alexander        14,260,822       16,100           0
       Deborah T. Ung            14,260,822       16,100           0

      (2)  The adoption of the Company's Amended and Restated Stock Purchase
      Plan.

              For            Against         Abstain        Broker Non-Vote
              ---            -------         -------        ---------------
           14,246,522          18,300         12,100               0

      (3) The ratification of the appointment by the Board of Directors of Arthur Andersen, LLP as auditors of the Company.

              For            Against         Abstain
              ---            -------         -------

           14,268,268           3,524          5,130

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

Dated: August 9, 1999

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

          Name                                           Capacity                                 Date
          ----                                           --------                                 ----
/s/ Robert W. Deutsch                       Chairman of the Board,                            August 9, 1999
------------------------------------
Robert W. Deutsch                           Chief Executive Officer, and Director


/s/ Ronald E. Holtz                         Vice President, Chief Financial Officer,          August 9, 1999
------------------------------------
Ronald E. Holtz                             and Director