Form 10-Q
period 1999-09-30
RWD TECHNOLOGIES INC
filed 1999-11-12
CIK 1032373

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 1999


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of September 30, 1999, 14,493,451 shares of common stock $0.10 par value ("Common Stock") of the Registrant were outstanding.

                            RWD TECHNOLOGIES, INC.

                                     INDEX

                                   FORM 10-Q

                                                                                                          Page
                                                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Condensed Balance Sheets as of September 30, 1999, (Unaudited)                1
                   and December 31, 1998

                  Consolidated Statements of Income for the Three Months and Nine Months                     2
                   ended September 30, 1999, and 1998 (Unaudited)

                  Consolidated Statements of Cash Flows for the Nine Months ended                            3
                   September 30, 1999, and 1998 (Unaudited)

                  Notes to Consolidated Financial Statements                                                 4

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of                 6
                   Operations

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                N/A


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                                         N/A

Item 2.           Changes in Securities                                                                     12

Item 3.           Defaults Upon Senior Securities                                                           N/A

Item 4.           Submission of Matters to a Vote of Security Holders                                       N/A

Item 5.           Other Information                                                                         N/A

Item 6.           Exhibits and Reports on Form 8-K                                                          12

Signatures                                                                                                  13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                 (In thousands)

                                                                     September 30, 1999         December 31, 1998
                                                                     ------------------         -----------------
                                                                         (unaudited)
                               ASSETS
 CURRENT ASSETS:
      Cash and investments.........................................        $    29,196                $    51,224
      Contract accounts receivable, net............................             23,424                     20,388
      Costs and estimated earnings in excess of billings on
          uncompleted contracts....................................             11,143                      7,889
      Prepaid expenses and other...................................              1,243                      1,199
                                                                           -----------                -----------
          Total Current Assets.....................................             65,006                     80,700
 NET FIXED ASSETS..................................................             11,166                     9,394
 GOODWILL, net.....................................................             13,585                        --
 OTHER ASSETS......................................................              1,220                       300
                                                                           -----------                -----------
          Total Assets.............................................        $    90,977                $    90,394
                                                                           ===========                ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Accounts payable and accrued expenses........................        $    11,554                $     9,245
      Line of credit...............................................              1,265                         --
      Billings in excess of costs and estimated earnings on
          uncompleted contracts....................................              3,827                      4,554
      Deferred tax liability.......................................                 66                        471
      Current portion of capital lease obligation..................                 --                         31
                                                                           -----------                -----------
          Total Current Liabilities................................             16,712                     14,301
 NONCURRENT LIABILITIES:
      Other liabilities............................................                661                        834
      Deferred tax liability.......................................                279                      1,298
                                                                           -----------                -----------
          Total Liabilities........................................             17,652                     16,433
                                                                           -----------                -----------
 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY:
      Common stock.................................................              1,449                      1,502
      Additional paid-in capital...................................             46,141                     52,461
      Accumulated comprehensive income.............................                (34)                        81
      Retained earnings............................................             25,769                     19,917
                                                                           -----------                -----------
          Total Stockholders' Equity...............................             73,325                     73,961
                                                                           -----------                -----------
              Total Liabilities and Stockholders' Equity...........        $    90,977                $    90,394
                                                                           ===========                ===========

             See accompanying notes to consolidated financial statements.

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                       Consolidated Statements of Income
               (Unaudited) (In thousands, except per share data)

                                                       Three Months Ended September 30,           Nine Months Ended September 30,
                                                   -----------------------------------------    ------------------------------------
                                                          1999                  1998                1999                 1998
                                                   --------------------   ------------------    ---------------    -----------------
Revenue...........................................     $    29,096            $    30,151         $    94,775          $    83,767
Cost of services..................................          24,804                 20,952              73,230               58,612
                                                   --------------------   ------------------    ---------------    -----------------
    Gross profit..................................           4,292                  9,199              21,545               25,155
General and administrative expenses...............           4,395                  3,804              12,729               10,752
                                                   --------------------   ------------------    ---------------    -----------------
Operating (loss) income...........................            (103)                 5,395               8,816               14,403
Other income, net.................................             135                    294                 993                1,186
                                                   --------------------   ------------------    ---------------    -----------------
    Income before taxes...........................              32                  5,689               9,809               15,589
Income tax provision..............................              12                  2,190               3,678                5,953
                                                   --------------------   ------------------    ---------------    -----------------
    Net income....................................     $        20            $     3,499         $     6,131          $     9,636
                                                   ====================   ==================    ===============    =================

    Diluted earnings per share....................     $      0.00            $      0.22         $      0.39          $      0.60
                                                   ====================   ==================    ===============    =================
    Basic earnings per share......................     $      0.00            $      0.23         $      0.41          $      0.65
                                                   ====================   ==================    ===============    =================

    Weighted average shares outstanding -
       Diluted calculation........................          15,156                 16,005              15,620               16,014
                                                   ====================   ==================    ===============    =================
       Basic calculation..........................          14,481                 14,938              14,828               14,854
                                                   ====================   ==================    ===============    =================

         See accompanying notes to consolidated financial statements.

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (Unaudited) (In thousands)

                                                                     Nine Months Ended September 30,
                                                                      1999                     1998
                                                                   ---------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income..............................................     $   6,131                $   9,636
      Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation and amortization........................         3,264                    2,638
         Loss on sale of fixed assets.........................             6                      271
         Deferred income taxes................................          (900)                    (915)
         Increase in trade accounts receivable................        (3,037)                  (4,086)
         Increase in costs and earnings in excess of
          billings on uncompleted contracts...................        (3,254)                  (5,670)
         Decrease in prepaid expense and other................           304                      117
         Increase in accounts payable and accrued expenses....         3,916                   11,220
         (Decrease) increase in billings in excess of
          earnings on uncompleted contracts...................          (926)                     136
         Decrease in other liabilities........................          (242)                    (184)
                                                                   ---------                ---------
         Net cash provided by operating activities............         5,262                   13,163
                                                                   ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Sale of investments, net.............................        10,955                      874
         Payments related to acquisition......................       (15,377)                      --
         Purchase of fixed assets.............................        (4,513)                  (3,377)
         Payments for other assets............................          (825)                     (46)
         Proceeds from sale of fixed assets...................            39                       25
                                                                   ---------                ---------
         Net cash used in investing activities................        (9,721)                  (2,524)
                                                                   ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal portion paid on capital lease..............           (32)                     (38)
         Borrowings under line of credit......................         1,265                       --
         Issuance of common stock.............................         1,045                      920
         Repurchase of common stock...........................        (8,776)                     (73)
                                                                   ---------                ---------
         Net cash (used in) provided by financing activities..        (6,498)                     809
                                                                   ---------                ---------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS...............................................        (10,957)                  11,448
                                                                   ---------                ---------
CASH AND CASH EQUIVALENTS, beginning of period...............         13,328                    3,619
                                                                   ---------                ---------
CASH AND CASH EQUIVALENTS, end of period.....................      $   2,371                $  15,067
                                                                   =========                =========
Supplemental Cash Flow Disclosures:
         Income taxes paid....................................     $   5,511                $     959
                                                                   =========                =========
         Interest expense paid................................     $       2                $      12
                                                                   =========                =========

         See accompanying notes to consolidated financial statements.

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1.   Summary of Significant Accounting Policies:

Organization and Business
--------------------------

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

Comprehensive Income
--------------------

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income for the periods presented is listed below:

                                                             For the                         For the
                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                   September 30,
                                                    --------------------------      ---------------------------
                                                                         (in thousands)
                                                       1999             1998           1999             1998
                                                    ---------         --------       --------         --------
Net Income as Reported                              $     20          $  3,499       $  6,131         $  9,636
Effect of Unrealized (Loss) Gains on
   Investments Available-for-Sale                        (52)               21           (115)              28
                                                    =========         ========       =========        ========

Comprehensive Net (Loss) Income                          (32)         $  3,520       $  6,016         $  9,664
                                                    =========         ========       =========        ========

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

                                                           Three Months Ended        Nine Months Ended
                                                             September 30,             September 30,
                                                                         (in thousands)
                                                          1999          1998         1999         1998
                                                        ---------    ---------    ---------    ---------
Revenue (all external):
    Information Technology                                $ 7,701      $ 7,072      $25,077      $19,853
    Enterprise Resource Planning                            7,983       10,796       29,863       26,766
    Lean Manufacturing Consulting                           6,170        4,365       16,492       13,521
    Technology Performance Support                          7,242        7,918       23,343       23,627
                                                        ---------    ---------    ---------    ---------
Total Revenue                                             $29,096      $30,151      $94,775      $83,767
                                                        =========    =========    =========    =========

Gross Profit:
    Information Technology                                $   674      $ 2,606      $ 6,696      $ 7,425
    Enterprise Resource Planning                              (13)       3,362        4,227        7,748
    Lean Manufacturing Consulting                           2,056        1,440        5,251        4,519
    Technology Performance Support                          1,575        1,791        5,371        5,463
                                                        ---------    ---------    ---------    ---------
Total Gross Profit                                        $ 4,292      $ 9,199      $21,545      $25,155
                                                        =========    =========    =========    =========

Depreciation and Amortization Expense
  Allocated To Segments:
    Information Technology                                $   264      $   155      $   647      $   428
    Enterprise Resource Planning                              301          231          883          585
    Lean Manufacturing Consulting                              73           51          198          156
    Technology Performance Support                            203          197          605          596
                                                        ---------    ---------    ---------    ---------
Total Allocated to Segments                                   841          634        2,333        1,765

Amount not Allocated to Segments                              418          260          931          873
                                                        ---------    ---------    ---------    ---------
Total Depreciation and Amortization Expense               $ 1,259      $   894      $ 3,264      $ 2,638
                                                        =========    =========    =========    =========

Revenue (by geography):
    United States                                         $26,035      $27,274      $85,902      $73,734
    Non-United States                                       3,061        2,877        8,873       10,033
                                                        ---------    ---------    ---------    ---------
Total Revenue                                             $29,096      $30,151      $94,775      $83,767
                                                        =========    =========    =========    =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Quarter Ended September 30, 1999, Compared to Quarter Ended
September 30, 1998

     Revenue. Revenue for the total Company decreased by $1.1 million (or 3.5 percent), from $30.2 million for the quarter ending September 30, 1998, to $29.1 million for the quarter ending September 30, 1999. The Company experienced changes in its operating segments as follows:

     Information Technology Services. Revenue for the Company's Information Technology Services increased by $629,000 (or 8.9 percent), from $7.1 million in the quarter ending September 30, 1998, to $7.7 million in the quarter ending September 30, 1999, representing 23.5 percent of the Company's revenue in 1998 and 26.5 percent of the Company's revenue in 1999. Key factors in revenue increases included new client business in customer relationship management systems (CRM) and e-commerce, as well as follow-on work from existing clients and new e-Learning services revenue from acquired Merrimac Interactive Media.

     Enterprise Resource Planning Services. Revenue for the Company's Enterprise Resource Planning (ERP) Services decreased by $2.8 million (or 26.1 percent), from $10.8 million in the quarter ending September 30, 1998, to $8.0 million in the quarter ending September 30, 1999, representing 35.8 percent of the Company's revenue in 1998 and 27.4 percent of the Company's revenue in 1999. The decrease in the Company's ERP revenue from 1998 to 1999 was attributable to the overall slowdown in the market for ERP software systems, generally recognized as due to the effects in 1999 of client focus on remediation of the year 2000 computer problem, and the resulting decrease in demand for the Company's ERP services.

     Lean Manufacturing Consulting Services. Revenue for the Company's Lean Manufacturing Consulting Services increased by $1.8 million (or 41.4 percent), from $4.4 million in the quarter ending September 30, 1998, to $6.2 million in the quarter ending September 30, 1999, representing
     14.5 percent of the Company's revenue in 1998 and 21.2 percent of the Company's revenue in 1999. This increase in revenue was due primarily to growth in business with new automotive industry supplier clients and a large auto manufacturer.

     Technology Performance Support Services. Revenue for the Company's Technology Performance Support Services decreased by $676,000 (or 8.5 percent), from $7.9 million in the quarter ending September 30, 1998, to $7.2 million in the quarter ending September 30, 1999, representing
     26.3 percent of the Company's revenue in 1998 and 24.9 percent of the Company's revenue in 1999. This decrease in revenue was the result of the normal completion of a proportion of the Company's on-going projects and their replacement with follow-on work at somewhat lower levels of revenue.

     Gross Profit. Gross profit for the total Company decreased by $4.9 million (or 53.3 percent), from $9.2 million in the quarter ending September 30, 1998, to $4.3 million in the quarter ending September 30, 1999, and decreased from
30.5 percent of revenue in 1998 to 14.8 percent of revenue in 1999. This decrease in gross profit as a percentage of revenue resulted primarily from decreases in staff utilization in the Company's Enterprise Resource Planning Services and Information Technology businesses, and increases in employee-related expenses and marketing expenses, partially offset by increases in project profitability. Gross profit for individual operating segments were as follows:

     Information Technology Services. Gross profit for Information Technology Services decreased by 74.1 percent from $2.6 million in the quarter ending September 30, 1998, to $674,000 in the quarter ending September 30, 1999. Gross profit margin for Information Technology

         Services decreased from 36.9 percent of this segment's revenue in the third quarter of 1998 to 8.8 percent in 1999. This decrease in gross profit margin resulted primarily from decreased staff utilization and investments in the Company's capabilities in customer relationship management systems implementation, as well as increased marketing expenditures, and increased employee-related expenses.

         Enterprise Resource Planning Services. Gross profit for Enterprise Resource Planning Services decreased from $3.4 million in the quarter ending September 30, 1998, to a loss of $13,000 in the quarter ending September 30, 1999. Gross profit margin for Enterprise Resource Planning Services decreased from 31.1 percent of this segment's revenue in the third quarter of 1998 to (0.2) percent in 1999. This decrease in gross profit margin resulted primarily from decreased staff utilization, as well as increased marketing and employee-related expenses, partially offset by increased project profitability.

         Lean Manufacturing Consulting Services. Gross profit for Lean Manufacturing Consulting Services increased by 42.8 percent from $1.4 million in the quarter ending September 30, 1998, to $2.1 million in the quarter ending September 30, 1999. Gross profit margin for Lean Manufacturing Consulting Services increased from 33.0 percent of this segment's revenue in the third quarter of 1998 to 33.3 percent in 1999. This increase in gross profit margin resulted primarily from increased project profitability, partially offset by decreased staff utilization, as well as increased employee-related costs.

         Technology Performance Support Services. Gross profit for Technology Performance Support Services decreased by 12.1 percent from $1.8 million in the quarter ending September 30, 1998, to $1.6 million in the quarter ending September 30, 1999. Gross profit margin for Technology Performance Support Services decreased from 22.6 percent of this segment's revenue in the third quarter of 1998 to 21.7 percent in 1999. This decrease in gross profit margin resulted primarily from decreased staff utilization, partially offset by increased project profitability.

     General and Administrative Expenses. General and administrative expenses increased by $591,000 (or 15.5 percent), from $3.8 million in the third quarter of 1998 to $4.4 million in the third quarter of 1999, increasing from 12.6 percent of revenue in 1998 to 15.1 percent of revenue in 1999. This increase in general and administrative expenses as a percentage of revenue resulted primarily from growth in corporate personnel and increases in employee-related expenses, as well as the lower revenue run-rate in the third quarter of 1999.

     Operating Income. As a result of the foregoing, the Company's operating income decreased by $5.5 million from $5.4 million in the third quarter of 1998 to a loss of $103,000 in the third quarter of 1999 and decreased from 17.9 percent of revenue in the third quarter of 1998 to 0.0 percent of revenue in the third quarter of 1999.

     Other Income. Other income was $294,000 in the third quarter of 1998 and $135,000 in the third quarter of 1999. The decrease in the dollar amount of other income resulted primarily from reduced interest income due to the use of cash for the Company's acquisition and share repurchases, as well as goodwill recognized in the third quarter of 1999 for the Merrimac acquisition, partially offset by a loss recorded for a one-time asset sale in the third quarter of 1998.

     Net Income. Net income decreased by $3.5 million (or 99.4 percent), from $3.5 in the third quarter of 1998 to $20,000 in the third quarter of 1999, decreasing from 11.6 percent of revenue in 1998 to 0.0 percent of revenue in 1999.

     Nine Months Ended September 30, 1999, Compared to Nine Months Ended September 30, 1998

     Revenue. Revenue for the total Company increased by $11.0 million (or 13.1 percent), from $83.8 million for the nine months ending September 30, 1998, to $94.8 million for the nine months ending September 30, 1999. The Company experienced changes in revenue in its operating segments as follows:

     Information Technology Services. Revenue for the Company's Information Technology Services increased by $5.2 million (or 26.3 percent), from $19.9 million in the nine months ending September 30, 1998, to $25.1 million in the nine months ending September 30, 1999, representing 23.7 percent of the Company's revenue in 1998 and 26.5 percent of the Company's revenue in 1999. Key factors in revenue increases included new client business and follow on work in customer relationship management systems (CRM), e-commerce and package software implementation, as well as custom development for software partners and new e-Learning revenues from acquired Merrimac Interactive Media.

     Enterprise Resource Planning Services. Revenue for the Company's Enterprise Resource Planning Services increased by $3.1 million (or 11.6 percent), from $26.8 million in the nine months ending September 30, 1998, to $29.9 million in the nine months ending September 30, 1999, representing 32.0 percent of the Company's revenue in 1998 and 31.5 percent of the Company's revenue in 1999. The growth in ERP revenue was due primarily to growth throughout 1998 and the first quarter of 1999 based, in part, on the Company's strong reputation in the marketplace and the Company's alliances with SAP and PricewaterhouseCoopers. This strong growth in 1998 and the first quarter of 1999 was offset by moderating demand in the ERP marketplace after the first quarter of 1999 and by deferrals in the second quarter of contracted work into future quarters, both of which caused ERP revenue to decrease after the first quarter of 1999.

     Lean Manufacturing Consulting Services. Revenue for the Company's Lean Manufacturing Consulting Services increased by $3.0 million (or 22.0 percent), from $13.5 million in the nine months ending September 30, 1998, to $16.5 million in the nine months ending September 30, 1999, representing 16.1 percent of the Company's revenue in 1998 and 17.4 percent of the Company's revenue in 1999. This increase in revenue was primarily attributable to growth in new client revenue, as well as new business with a large auto manufacturer.

     Technology Performance Support Services. Revenue for the Company's Technology Performance Support Services were essentially unchanged, decreasing modestly from $23.6 million in the nine months ending September 30, 1998, to $23.3 million in the nine months ending September 30, 1999, representing 28.2 percent of the Company's revenue in 1998 and 24.6 percent of the Company's revenue in 1999.

     Gross Profit. Gross profit for the total Company decreased by $3.6 million (or 14.4 percent), from $25.2 million in the nine months ending September 30, 1998, to $21.5 million in the nine months ending September 30, 1999, and decreased from 30.0 percent of revenue in 1998 to 22.7 percent of revenue in 1999. This decrease in gross profit as a percentage of revenue resulted primarily from decreases in staff utilization in the Company's Enterprise Resource Planning Services and Information Technology businesses, and increases in employee-related expenses and marketing expenses, partially offset by increases in project profitability. Gross profit for individual operating segments were as follows:

     Information Technology Services. Gross profit for Information
     Technology Services decreased by 9.8 percent from $7.4 million in the nine months ending September 30, 1998, to $6.7 million in the nine months ending September 30, 1999. Gross profit margin for Information Technology Services decreased from 37.4 percent of this segment's revenue in the first nine months of 1998 to 26.7 percent in 1999. This decrease in gross profit margin resulted primarily from decreases in staff utilization and investments in the Company's capabilities in customer relationship management systems implementation, as well as increased marketing and employee-related expenses.

     Enterprise Resource Planning Services. Gross profit for Enterprise Resource Planning Services decreased by 45.4 percent from $7.7 million in the nine months ending September 30, 1998, to $4.2 million in the nine months ending September 30, 1999. Gross profit margin for Enterprise Resource Planning Services decreased from 28.9 percent of this segment's revenue in the first nine months of 1998 to 14.2 percent in 1999. This decrease in gross profit margin resulted primarily from decreases in staff utilization, as well as increased marketing and employee-related expenses and investments in client service tools, partially offset by improved project profitability.

     Lean Manufacturing Consulting Services. Gross profit for Lean Manufacturing Consulting Services increased by 16.2 percent from $4.5 million in the nine months ending September 30, 1998, to $5.3 million in the nine months ending September 30, 1999. Gross profit margin for Lean Manufacturing Consulting Services decreased from 33.4 percent of this segment's revenue in the first nine months of 1998 to 31.8 percent in 1999. This decrease in gross profit margin resulted primarily from decreased staff utilization, as well as additions of marketing and management personnel and increased employee-related expenses, partially offset by increased project profitability.

     Technology Performance Support Services. Gross profit for Technology Performance Support Services decreased by 1.7 percent from $5.5 million in the nine months ending September 30, 1998, to $5.4 million in the nine months ending September 30, 1999. Gross profit margin for Technology Performance Support Services decreased from 23.1 percent of this segment's revenue in the first nine months of 1998 to 23.0 percent in 1999. Gross profit margin remained essentially unchanged as a result of decreases in staff utilization, offset by improved project profitability.

     General and Administrative Expenses. General and administrative expenses increased by $2.0 million (or 18.4 percent), from $10.8 million in the nine months ending September 30, 1998 to $12.7 million in the same period of 1999, increasing from 12.8 percent of revenue in 1998 to 13.4 percent of revenue in 1999. This increase in general and administrative expenses as a percentage of revenue resulted primarily from growth in corporate personnel, as well as increases in employee-related and professional services expenses, and the lower revenue run-rate in the third quarter of 1999.

     Operating Income. As a result of the foregoing, the Company's operating income decreased by $5.6 million (or 38.8 percent), from $14.4 million in the nine months ending September 30, 1998 to $8.8 million in the same period of 1999 and decreased from 17.2 percent of revenue in the nine months ending September 30, 1998 to 9.3 percent of revenue in the same period of 1999.

     Other Income. Other income was $1.2 million for the nine months ending September 30, 1998 and $993,000 for the same period of 1999. The decrease in the dollar amount of other income resulted primarily from reduced interest income in 1999 due to the use of cash for the Company's acquisition and share repurchases, as well as goodwill recognized in the third quarter of 1999 for the Merrimac acquisition, partially offset by a loss recorded for a one-time asset sale in the third quarter of 1998.

     Net Income. Net income decreased by $3.5 million (or 36.4 percent), from $9.6 million in the nine months ending September 30, 1998 to $6.1 million in the same period of 1999, decreasing from 11.5 percent of revenue in 1998 to 6.5 percent of revenue in 1999.

Liquidity and Capital Resources

    The Company's cash and investments were $29.2 million at September 30, 1999, compared to $51.2 million at December 31, 1998. Decreases in cash and investments at September 30, 1999, were attributable primarily to the acquisition of Merrimac Interactive Media Corporation, the repurchase of common stock, and the purchase of capital equipment. The Company's working capital was $48.3 million at September 30, 1999, and $66.4 million at December 31, 1998.

    The Company's operating activities provided cash of approximately $5.3 million for the nine months ended September 30, 1999, compared to $13.2 million for the same period in 1998. The cash provided from operations in the first nine months of 1999 resulted primarily from net income and increases in accounts payable partially offset by increases in accounts receivable and unbilled revenue.

    Investing activities used cash of $9.7 million in the nine months ended September 30, 1999, compared to $2.5 million for the same period in 1998. Cash used for investing activities in the nine months ended September 30, 1999, consisted primarily of $15.4 million for the purchase of Merrimac Interactive Media Corporation and the purchase of capital equipment, funded by the sale of marketable securities.

    Financing activities utilized cash of $6.5 million in the nine months ended September 30, 1999, compared to generation of $809,000 for the same period in 1998. Cash used for financing activities in the nine months ended September 30, 1999, consisted primarily of the repurchase of approximately 150,000 shares of the Company's common stock in the first quarter of 1999 and 660,000 shares in the second quarter of 1999, partially offset by borrowings under the Company's line of credit and proceeds from the issuance of common stock due to the exercise of employee stock options.

    The Company has a $10.0 million unsecured revolving line of credit with a commercial bank, which bears interest at the 30-day, LIBOR rate, plus 1.0 percent (6.27625 percent on September 30, 1999). The Company utilizes this line of credit to finance a portion of its working capital needs. The balance outstanding on the line of credit was $1,265,000 and $0 as of September 30, 199 and December 31, 1998, respectively.

    During the nine months ending September 30, 1999, the Company made $4.5 million in capital expenditures, primarily for office furniture, computer and office equipment, and leasehold improvements to support the growth in its professional and administrative staff. Capital expenditures currently are funded from available cash, although the Company may consider alternative financing methods, such as equipment leases or asset-based borrowings in future periods.


Year 2000 Compliance

    The Company has commenced a process to assure Year 2000 compliance of all hardware, software, and ancillary equipment which are date dependent. The process involved four phases, each of which is substantially complete:

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

         Phase IV - Final Testing, New Item Compliance. This phase involves review of all systems for compliance and re-testing as necessary. During this phase, all new systems and equipment will be tested for compliance. This phase is now substantially complete.

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

                                RWD TECHNOLOGIES, INC.


                                By:  /s/ Ronald E. Holtz
                                     Ronald E. Holtz
                                     Vice President, Chief Financial Officer,
                                     and Director
Dated: November 11, 1999

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

               Name                                  Capacity                                   Date
               ----                                  --------                                   ----
/s/ Robert W. Deutsch             Chairman of the Board,                                    November 11, 1999
----------------------------       Chief Executive Officer, and Director
Robert W. Deutsch

/s/ Ronald E. Holtz               Vice President, Chief Financial Officer,                  November 11, 1999
----------------------------       and Director
Ronald E. Holtz

                                       13