Form 10-K
period 1999-12-31
RWD TECHNOLOGIES INC
filed 2000-03-30
CIK 1032373

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For the fiscal year ended                           Commission File No. 0-22145
    December 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ ] or any amendment to this Form 10-K [ ].

     As of March 10, 2000, the aggregate market value of the voting stock held by nonaffiliates was approximately $43,682,000.

     As of March 10, 2000, 14,787,601 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Specified portions of the definitive Proxy Statement for the Annual Meeting of Stockholders, of RWD Technologies, Inc., are incorporated by reference in
Part III.

================================================================================

                             RWD TECHNOLOGIES, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                       Page
                                     PART I

ITEM 1.    BUSINESS....................................................  1

ITEM 2.    PROPERTIES..................................................  9

ITEM 3.    LEGAL PROCEEDINGS...........................................  9

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........  9

                                    PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS ...............................  10

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.......................  11

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS .......................  12

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..  20

ITEM 8.    FINANCIAL STATEMENTS.......................................  20

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE ..................................  20

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF RWD TECHNOLOGIES, INC..  20

ITEM 11.   EXECUTIVE COMPENSATION.....................................  20

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.............................................  21

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............  21

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K .......................................  22

SIGNATURES............................................................  23


                                     PART I

Item 1.  Business

  RWD Technologies, Inc., ("RWD" or the "Company") provides a broad range of integrated solutions designed to improve the productivity and effectiveness of workers in complex operating environments. As the scope and complexity of technology used by businesses accelerates and the global business environment becomes more competitive, companies are increasingly focused on maximizing the return on their advanced technology and e-Commerce investments. To achieve this goal, companies must ensure their employees receive effective support, including information systems, performance support tools, manufacturing processes, documentation systems, and training to operate these advanced systems effectively.

  Since the Company's founding in 1988, it has expanded its key service areas to meet the needs of its clients and to address market demands. The Company's principal service areas are: Information Technology Services, Enterprise Resource Planning Services, Lean Manufacturing Consulting, and Technology Performance Support. Within these four key service areas, the Company delivers a broad array of solutions to its clients including:

 . Enterprise Relationship Management ("ERM") systems
 . Web-based solutions for workplace performance support
 . Enterprise Resource Planning ("ERP") services
 . Lean manufacturing consulting
 . Custom software development
 . Knowledge management systems and services
 . Project management consulting
 . Change management
 . Distance learning
 . Plant and manufacturing line start-up and troubleshooting services . Electronic and traditional training and documentation solutions

  Examples of specific solutions RWD provides to its clients are Internet/intranet applications, enhanced user interface ("EUI") systems, electronic performance support systems ("EPSS"), electronic document management systems ("EDMS"), machinery diagnostic systems and sales force automation.

  The Company's services are designed to improve its clients' product quality, worker productivity, and competitiveness and to ensure its clients receive an attractive return on their technology investments. RWD's services integrate comprehensive expertise in information technology, enterprise resource planning ("ERP") software implementation services, performance support, and lean manufacturing consulting in a coordinated manner, with services customized to the individual needs of each client. The Company believes its focus on end user performance, embedded in all its service offerings, differentiates the Company from many of its competitors in the e-Commerce planning, performance support, and information technology services marketplaces. The Company's registered service mark, "We bring people and technology together," succinctly describes the Company's unique focus.

  RWD was founded in January 1988 by Dr. Robert W. Deutsch and co-founded by Mr. John H. Beakes. For the 21 years prior to founding RWD, Dr. Deutsch was the Chief Executive Officer of General Physics Corporation, a company he founded while a professor of nuclear science and engineering at The Catholic University of America in Washington, D.C. Mr. Beakes is a graduate of the U.S. Naval Academy and served for 8 years in the U.S. Navy's Nuclear Submarine Service. He joined General Physics in 1974 and had advanced to the position of Executive Vice President and Chief Operating Officer by 1985. A change of control and resulting shift in operating philosophy precipitated Dr. Deutsch's and Mr. Beakes' decision to leave General Physics at the end of 1987.

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

  The Company's client list represents clients in more than 25 industries including the automotive industry, financial and banking, telecommunications, consumer products, equipment manufacturing, pharmaceutical, and petrochemical industries, among others. The Company targets selected industries where its extensive experience matches the unique needs of clients in specific industries. During 1999, the Company established three Industry Centers of Excellence (ICOEs) for concentrated focus: Automotive Manufacturing, Pharmaceuticals, and Petroleum & Chemicals. This strategic industry focus brings together teams with special industry expertise and draws on the full range of services RWD has to offer to provide solutions tailored to specific industries.


RWD's Services

  The Company's services and solutions are outlined below in four business segment descriptions: Information Technology Services, Enterprise Resource Planning Services, Lean Manufacturing Consulting, and Technology Performance Support which represented 27.1, 29.9, 18.0, and 25.0 percent, respectively, of the Company's 1999 revenue. Solutions delivered by the Company often are associated with more than one of the four identified business segments. For example, solutions delivered outside of the information technology segment, such as in ERP, frequently have significant information technology components, such as Web-based documentation, on-line help and knowledge management systems, packaged software implementation and configuration and electronic performance support. The Company's ability to deliver integrated solutions that leverage the full breadth of its expertise in such areas as information technology, end user support, performance analysis and documentation is a significant differentiation and competitive advantage.

  Information Technology Services. Information Technology services generated $22.8 million (or 26.5 percent), $27.1 million (or 23.6 percent), and $33.7 million (or 27.1 percent) of RWD's total revenue in 1997, 1998, and 1999, respectively. The Company's services in this domain include next generation Web-based solutions and a full spectrum of supporting technologies and services to include strategic consulting, custom software development, packaged software integration and implementation, and operations and maintenance services. RWD has significant expertise in Web-based technologies as platforms for communication and information transfer in a variety of industries. These projects include the deployment of full service e-Commerce sites, developing intranets, and designing remote diagnostic information systems and their support infrastructure. RWD's solutions also include Web-based information systems; the design and implementation of customized enhanced user interface (``EUI'') systems; electronic performance support systems (``EPSS''); and electronic document management systems (``EDMS''); all of which enhance the end user's access to critical information. RWD's information technology solutions also include customer relationship management ("CRM") systems; Internet/intranet technology solutions; remote worker automation; machinery diagnostics; client/server applications development; e-Commerce and training products; systems integration; knowledge management systems; and strategic consulting. RWD has extensive packaged software implementation capabilities, and its services in this area support partnerships or alliances with Documentum, Siebel, Lotus, Netscape, Microsoft, POINT, DLB, Dataware, and other industry leaders. The Company has also developed Web-based, real-time learning technologies that "latch on" to existing enterprise and customer relationship management solutions in order to reduce the end user's time to competency in these and other custom developed applications.

  The following are examples of the Company's Information Technology solutions:

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

  . RWD helped a large retail financial institution to implement an integrated customer relationship management strategy aimed at integrating processes, technologies and channels of customer interaction to improve customer relations and provide consistent high-quality service across channels through a state-of the-art Customer Interaction Center.

  . RWD is working with a pool manufacturer to identify and capture business objectives and define a comprehensive strategy to advance their competitive position using the Internet. Using RWD's expertise in strategic analysis, the Company is assisting its client through the development of an effective approach to increase revenue and sales through site advertising and lead generation, integrate Internet solutions with back office finance and supply chain systems, and enhance its brand and positioning.

  Enterprise Resource Planning Services. ERP services generated $18.2 million (or 21.3 percent), $38.4 million (or 33.5 percent), and $37.3 million (or 29.9 percent) of RWD's total revenue in 1997, 1998, and 1999, respectively. Capitalizing on its end user focus and performance support expertise, RWD has developed a growing service area supporting the implementation of enterprise-wide software applications, principally software from SAP, the world's leading ERP software company. During 1999, the Company also expanded its support to organizations implementing PeopleSoft, Oracle, and other custom ERP applications.

  RWD provides its services through a wide array of tools and accelerators; those supplied by the applications providers and those developed by the Company. The use of these accelerators and tools substantially enhance the efficiency and effectiveness of the development and deployment of end user performance support solutions. The Company uses its unique end user support approach to support ERP software implementation efforts of Fortune 1,000 companies. This approach is designed to ensure that system end users have the knowledge, skills, and tools necessary to operate effectively during and after ERP software implementations.

  In addition to its end user performance support solutions, RWD developed and deployed a range of consulting services designed to optimize performance of the enterprise applications. These post implementation optimization services provide our clients with a rapid assessment of performance improvement opportunities associated with their organization, user population, technology applications and business processes.

  The Company's services to clients implementing enterprise systems include:

  . End user support services, including context-sensitive on-line help systems, electronic document management, electronic performance support systems, e-Learning, knowledge management, end user training and support strategies, SAP R/3 Knowledge Warehouse implementations, PeopleSoft End User Training Product implementations, training delivery and evaluation, and Web-based solutions.

  . Implementation services, such as implementation planning, project management, data conversion, hardware and software installation, prototyping and cycle testing, and system configuration, integration and rollout. Implementation support focuses on support for SAP R/3 version 4.6 upgrades, mySAP.com implementation support, along with support for deployment of SAP's new dimension products.

  . Consulting services, such as post implementation optimization and support, business process analysis and mapping, information planning, organization performance assessments, and strategic planning.

    In 1999, the Company leveraged its relationship with SAP and unique expertise with InfoDB/Knowledge Warehouse and established a second laboratory in the U.K. This laboratory, like the original laboratory in the U.S., is used to demonstrate SAP's InfoDB/Knowledge Warehouse product, to jointly market implementation services with SAP, and to provide services directly to SAP. The Company is also a designated service partner of PeopleSoft and has also provided end user support services to clients implementing Oracle and i2 software.

  Lean Manufacturing Consulting. Lean Manufacturing Consulting services generated $12.9 million (or 15.1 percent), $18.2 million (or 15.8 percent), and $22.3 million (or 18.0 percent) of total revenue in 1997, 1998, and 1999, respectively. RWD is a leading provider of lean manufacturing expertise to industry. Lean manufacturing is an integrated operational system, developed and refined by the Japanese over many years, which addresses all aspects of manufacturing operations and results in high quality products, low cost and timely delivery. The system is comprised of a number of elements that eliminate waste, support the individual operator, and promote continuous improvement. The Company's Lean Manufacturing service offerings include developing and deploying improvements to the entire production system through all levels of the organization. Not limited to the plant floor, this is an enterprise-wide systems approach to continuous improvement. RWD also designs, develops and presents specialized lean manufacturing training workshops to illustrate and teach the benefits of lean manufacturing and help organizations recognize the need for change.

  The major components of lean manufacturing include high machine reliability, level production, just-in-time material control, ``stop-the-line'' operating procedures, and the human systems that support this manufacturing philosophy. This system combines many elements, many of which are specific, simple-to-understand tools such as error-proofing, standardized work procedures, and housekeeping techniques. Implementation of the entire process becomes a complex and lengthy undertaking because all elements must be implemented together over time to achieve the full benefits of this approach. RWD provides lean manufacturing implementation guidance through a team of experts who have substantial experience using and deploying this systems approach to manufacturing.

  The following is an example of the Company's Lean Manufacturing Consulting projects:

  . A major automotive manufacturer asked RWD to deploy lean techniques across their manufacturing facility during a new vehicle launch. Working directly with the plant personnel, RWD formed a "Core Team" to deploy lean principles throughout the plant, address change management, and begin the knowledge transfer process. The team leveraged standardized work and the Andon Principles as the main drivers and implemented a 100 percent smart card "Kanban" part system to control the flow of material through the plant. The implementation of lean principles at this facility resulted in significant quality improvements over previous launches. Productivity improvements resulted in savings of $3.4 million annually. Material flow improvements reduced work-in-process by $2.5 million. Based on the outstanding success of the effort, this manufacturer is now working with RWD to integrate lean concepts into several new vehicle programs.

  Technology Performance Support. Technology Performance Support services generated $31.8 million (or 37.1 percent), $31.0 million (or 27.1 percent), and $31.1 million (or 25.0 percent) of RWD's total revenue in 1997, 1998, and 1999, respectively. RWD provides a broad range of end user performance support services. These services encompass the design, development, and delivery of information to end users of technology and complex equipment and use the full spectrum of electronic as well as paper-based delivery technologies, including designing and presenting classroom and plant floor training; developing and managing hard copy training materials, technical procedures, and documentation; designing and developing customized job aids; and acting as plant floor consultants to ensure proper integration of equipment and systems and reduction of plant downtime. RWD uses a performance-based approach to training and documentation that focuses on streamlining training content to include only the information required to perform each task effectively.

  During 1999, RWD expanded its technology performance support offerings to include Internet enabled Web-based training delivery and knowledge management. This strategy enabled RWD to provide considerable value to clients through industry-customized application of its cutting-edge capabilities in areas such as expert knowledge capture, lessons learned systems, implementation of best practices, accelerated learning, process optimization, global standardization, systems implementation support, and change management.

  RWD's performance support services are delivered to many industries including automotive, pharmaceuticals and biotechnology, petroleum and chemicals, telecommunications, and consumer products. The following are examples of the Company's Technology Performance Support projects:

  . Since 1990, RWD has worked with the major U.S. automobile manufacturers to provide technical training to the manufacturers' plant-floor workers in locations worldwide. This training is designed to increase worker competency in connection with the launch of new and redesigned vehicles. RWD's customized performance-based training programs have resulted in significantly reduced classroom time and training costs. RWD also implements plant information systems, accelerates the time for product changeover, and helps launch new manufacturing lines.

  . Two major pharmaceutical companies engaged RWD to help reduce the time it takes to execute the drug discovery and clinical trials processes required to achieve FDA approval for new products. RWD has helped to streamline the information management processes and improved project management systems and skills. RWD also introduced new technology that leverages the Internet to help expedite these processes.

  . The merger of two major oil companies created the need to "harvest" highly valued knowledge resources so that they would not be lost forever as a result of the merger. RWD rapidly developed and implemented a knowledge management solution to capture over 100,000 knowledge assets (including documents, database records, and employee computer files) and make critical information easy to find and retrieve in the post-merger environment.


Industries and Clients Served

  The Company has provided services to clients in the following industries:

                                   Industries


Aerospace                                Financial Services                   Photographic Film and Equipment
Automotive Equipment/Parts Manuf.        Furniture                            Publishing
Automotive Manufacturing                 Government                           Rubber Products
Biotechnology                            Hospitality                          Software
Chemical                                 Industrial Manufacturing             Telecommunications
Computers                                Package Delivery                     Utilities
Consumer Products                        Paper Products                       Wholesale/Retail
Education                                Petroleum
Electronics                              Pharmaceuticals

  The following is a list of representative clients served by the Company during 1999. These clients generated, in the aggregate, more than 80 percent of the Company's 1999 revenue.

                                    Clients

Amerada Hess            Giddings & Lewis         PeopleSoft
AMP                     Goodyear                 Pioneer Hi-Bred
Bell Canada             Harvard University       POINT
Bell Atlantic           Hewlett Packard          Polaroid
Bell South              IBM                      Port Authority of NY & NJ
Bethlehem Steel         Incentive                Pratt Whitney
Chevron                 John Deere               Procter & Gamble
Citigroup               Kodak                    Roche Molecular Systems
Citgo ARCO              Kohler                   SAP America
Conectiv                Korn Ferry               Sealed Air
DaimlerChrysler         London Taxi              Sommer International
Dow Chemical            Lucent Technologies      Steelcase
Equistar (Lyondell)     MediaOne                 Tenneco
Ferro                   Merck                    Teradyne
Ford Motor Company      MetLife                  Vencor
Frito-Lay               Mobil Oil Corporation    Warner-Lambert
Fujitsu                 Moen                     World Bank
Genentech               NASD
General Motors          Pennzoil-Quaker State

  In 1999, RWD provided services to 175 companies in more than 25 industries. DaimlerChrysler, the Company's largest client, generated 28.1 percent, 22.4 percent, and 20.4 percent of total revenue in 1997, 1998, and 1999, respectively. Ford generated 14.0 percent, 12.7 percent, and 10.9 percent of total revenue in 1997, 1998, and 1999, respectively. No other client generated more than 10 percent of total revenue in any of these periods. The Company's top five clients in 1997, 1998, and 1999 generated an aggregate of 56.8 percent,
50.0 percent, and 43.5 percent, respectively, of total revenue in each of these periods. Automotive industry clients generated an aggregate of 44.4 percent,
37.9 percent and 37.5 percent of total revenue in 1997, 1998, and 1999, respectively.


Sales and Marketing

  RWD's business is principally developed by senior management and technical personnel who manage client relationships and propose solutions for clients. In addition, the Company has over 20 dedicated sales people with extensive experience in the pharmaceutical, petroleum-chemical, automotive, and advanced Internet technology industries specifically focused on business development. Industry-focused RWD professionals, who work closely with clients to solve complex technical problems, are best able to understand and communicate the Company's skills and services to existing and prospective clients. This approach also contributes to the Company's ability to establish and maintain long-term client relationships. In addition to supporting existing client relationships, RWD's senior management markets the Company's services at industry trade shows and delivers presentations and papers at conferences. As a result, potential clients in new and currently served industries have an opportunity to learn more about Company services. The Company also actively seeks strategic relationships with leading software companies whose high-quality products and need for implementation expertise present significant opportunity for the Company. RWD's primary business alliances include ones with SAP, Documentum, Siebel, Lotus, POINT, Dataware, DLB, Microsoft, Netscape, PeopleSoft, and Asymetrix.

Geographic Expansion

  The Company has often delivered solutions outside the U.S. for its domestic multinational clients. From 1996 to 1999, international revenue expanded from
1.7 percent to 14.1 percent of total revenue. During 1998, the Company began actively expanding its capabilities in continental Europe and the U.K., primarily by marketing directly to European companies and opening offices in the U.K. These efforts to accelerate business overseas entail significant costs in overhead and marketing, as well as high initial costs for expatriated personnel to establish European operations. In 1997, the Company opened it's first office in Birmingham, England, primarily to support Ford Motor Company's European lean manufacturing initiatives. In 1998, RWD opened an office in the London area, primarily to support European-based ERP initiatives. In 1999, RWD opened an office in Walldorf, Germany, near SAP's world headquarters, which includes one of the first SAP InfoDB labs in Europe. The Company believes the long-term opportunities in international markets for its services are significant, and has plans to extend its facilities in the future.


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


Company Organization and Methodologies

  Project Management. RWD's project management process is critical to the Company's ability to satisfy its clients. The Company's proprietary project management process is used throughout all phases of an engagement and includes controls and review processes designed to ensure each project is delivered in a high-quality, cost-effective, and timely manner. The project manager has primary responsibility for the success of the engagement, including managing project costs and staff schedules, service quality, and the client relationship. The project manager is supported in these efforts by the project director, a designated senior individual with extensive project management experience. Project managers are certified by the Company only after completing a rigorous one-year training process that includes classroom and on-the-job training and an oral examination before senior Company management. The project management process includes processes for identifying and assessing project risks, as well as mechanisms to help the project manager communicate project challenges to the project director and senior management before those challenges escalate. In addition, the process places significant emphasis on client feedback through regular client alignment meetings. These client review meetings ensure agreement on project goals and expectations, leading ultimately to client satisfaction. Once an engagement is completed, the Company assesses the extent to which the project team met client expectations and evaluates the effectiveness of RWD's project management process. The Company uses this analysis to support its continuous improvement process, and market follow-on services.

  Technical and Management Skills Training. The Company's employees have diverse educational and employment backgrounds, including engineering, advanced manufacturing, advanced Internet technologies, computer systems analysis and design, technical writing and editing, and graphic arts. Many have advanced degrees in a wide range of technical disciplines, including chemical, computer systems, electrical, industrial, mechanical, nuclear, and software engineering; instructional system design; and organizational development. This breadth of expertise enables the Company's professionals to interact with and understand the performance challenges encountered by client personnel across a broad range of industries. The Company employed 1,101 persons as of December 31, 1999.

  The Company believes its use of internally developed, standardized tools and methodologies and its strict adherence to a structured project management process enable the Company to deliver consistent, high-quality services while rapidly increasing the size of its workforce. The Company places significant emphasis on training its employees to understand and apply the Company's service methodologies and management processes. The Company uses a combination of more than 200 hours of internally developed courses, as well as externally provided courses, to provide this and other technical training. Employees are encouraged to become trained in the Company's proprietary service methodologies. Employees also participate in internal and external training in specific technologies such as ERP software systems, object-oriented design, relational database design, software configuration management, software programming languages (e.g., Visual C++, Visual Basic, MacApp, Java and JavaScript), document management software, and the software systems of its alliance organizations. Employees are encouraged and provided with financial support to enroll in advanced training and degree programs to increase their technical and management capabilities.

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

  The Company's culture, its emphasis on training, and the design of its compensation structure have been developed to attract, develop, and retain qualified and motivated professionals. The Company's culture is captured and communicated through its Mission, Values, and Guiding Principles. Senior management expends significant effort in communicating these principles to new employees and to incorporating these values into the day-to-day operation of the Company. The Company believes this effort has played a significant role in maintaining its culture and guiding the actions of its employees. The Company also strives to provide a challenging work environment and competitive employee reward system. Additionally, the Company is committed to significant and broad-based employee stock ownership, believing this maximizes employees' dedication to the Company's growth and profitability. The Company's employees as of December 31, 1999, held options to purchase, in aggregate, 4.5 million shares of the Company's Common Stock.

  RWD believes these policies have resulted in an employee turnover rate which compares favorably to its competitors. The Company's turnover rates in 1998 and 1999 were approximately 17.2 percent and 19.1 percent, respectively. The Company considers its culture, morale, and employee motivation to be excellent and key components of its success to date.


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

Risk Management

  The Company is subject to potential claims by dissatisfied clients that the Company's services did not achieve the results expected by those clients or that errors or omissions by the Company's employees contributed to disruptions in the clients' operations. To mitigate this risk, RWD seeks to clearly articulate, prior to commencement of each project, both the scope of services to be provided and the solution to be achieved. The Company's Project Management methodology is designed to minimize this risk by training all project management personnel on particular ways to avoid the common pitfalls that are evident in all projects. This methodology includes holding regular alignment meetings with each client while services are being provided so that any problems can be discovered and then corrected as early in the project as possible. This procedure is intended to allow RWD to regularly ascertain and meet client expectations during all phases of each project. In addition, in most cases, RWD's standard contract terms limit the Company's liability to the amount of the fee payable to RWD under the contract. Despite these procedures, it is possible that the Company may become subject to a claim from a dissatisfied client, although the Company has never been subject to litigation by a client arising out of RWD's services.

  The Company carries comprehensive general liability, property damage, director and officer, and other insurance in amounts it considers either sufficient or cost-effective to cover its insurable risks. In addition, the Company carries a limited amount of professional liability insurance against claims by clients related to services provided by RWD. The Company is self-insured with respect to client claims in excess of the limits on its professional liability coverage.


Item 2.  Properties

  RWD leases approximately 128,300 square feet of space for its headquarters in Columbia, Maryland. This lease expires on December 31, 2003. The Company leases additional offices covering an aggregate of approximately 103,000 square feet in Atlanta, Georgia; Auburn Hills, Michigan; Boston, Massachusetts; Cincinnati, Ohio; Dearborn, Michigan; Houston, Texas; Lexington, Kentucky; Princeton, New Jersey; Sacramento, California; San Ramon, California; Merritt Island, Florida; Baltimore, Maryland; Maple Shade, New Jersey; Walldorf, Germany; Birmingham, England; and London, England.

  Historically, about half of the Company's employees have been located at its Columbia, Maryland, headquarters. This trend is likely to continue, resulting in continual expansion of required office space at the Columbia, Maryland, location for the foreseeable future. In addition, expansion space will likely be required at other existing locations and new locations.

  In 1999, the Company committed to lease a newly constructed, 40,000 square foot facility on the campus of the University of Maryland, Baltimore County ("UMBC"). The facility will house RWD's new Applied Technology Laboratory. The Applied Technology Laboratory will be designed to accommodate up to 200 people, including RWD's personnel, students from UMBC, and RWD's client personnel working to develop advanced Internet and information technology solutions for its clients. Construction is scheduled to begin in 2000 and occupancy is anticipated in the third quarter of 2001.

  The Company believes that additional office space will be required within the next 12 months and that its leases can be renewed or alternative and expansion space obtained as needed. In 1999, aggregate annual rent for the Company's corporate headquarters and satellite offices was approximately $4.4 million. From time to time, the Company uses office space provided at client sites to facilitate performance of its services and to maximize client contact.


Item 3.  Legal Proceedings

  From time to time, the Company is a party to routine litigation in the ordinary course of business. The Company is not currently a party to any material litigation.


Item 4.  Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1999.

                                    PART II.

Item 5.  Market for The Company's Common Equity and Related Stockholder Matters

  The Company's Common Stock has traded on The Nasdaq Stock Market since its initial public offering on June 19, 1997, under the symbol RWDT. The following table sets forth, for each quarterly period indicated, the high and low last sale price for the Common Stock as reported by The Nasdaq Stock Market.

                                           High    Low
                                          ------  ------
       1997
       2nd Quarter (beginning June 19)..  $18.25  $16.88
       3rd Quarter......................   25.63   16.75
       4th Quarter......................   25.75   18.00

       1998
       1st Quarter......................   27.50   17.25
       2nd Quarter......................   28.00   22.69
       3rd Quarter......................   22.75   16.13
       4th Quarter......................   23.13   13.00


       1999
       1st Quarter......................   22.00   13.13
       2nd Quarter......................   18.00    9.63
       3rd Quarter......................   10.75    7.56
       4th Quarter......................   10.38    6.50

       2000
       1st Quarter (through March 10)...  $10.50  $ 8.00

  No dividends were declared on the Company's Common Stock during the year ended December 31, 1999, and the Company does not anticipate paying dividends in the foreseeable future.

  The number of shareholders of record as of March 10, 2000, was 2,837.

Item 6.  Selected Consolidated Financial Data

  The following selected financial data should be read in conjunction with ``Management's Discussion and Analysis of Financial Condition and Results of Operations,'' the Company's Financial Statements, and related Notes thereto and other financial information included elsewhere in this 10-K. The balance sheet and income statement data at and for the years ended December 31, 1995, 1996, 1997, 1998, and 1999, are derived from the Company's Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants.

                                                                         Year Ended December 31,
                                                ------------------------------------------------------------------------
                                                      1995           1996           1997          1998          1999
                                                  -------------  -------------  ------------  ------------  ------------
                                                                  (In thousands, except per share data)
Income Statement Data:
  Revenue.......................................       $47,132        $65,006        $85,670      $114,719      $124,433
  Cost of services..............................        35,269         48,132         60,785        80,763       100,482
                                                       -------        -------        -------      --------      --------
  Gross profit..................................        11,863         16,874         24,885        33,956        23,951
  General and administrative expenses...........         5,212          8,137         11,141        14,474        16,951
                                                       -------        -------        -------      --------      --------
  Operating income..............................         6,651          8,737         13,744        19,482         7,000
  Other income (expense), net...................          (121)          (123)           982         1,765         1,109
                                                       -------        -------        -------      --------      --------
  Income before taxes...........................         6,530          8,614         14,726        21,247         8,109
  Provision for income taxes....................           168            365          8,053         8,131         3,041
                                                       -------        -------        -------      --------      --------
  Net income....................................       $ 6,362        $ 8,249        $ 6,673      $ 13,116      $  5,068
                                                       =======        =======        =======      ========      ========
  Pro Forma Data1:
    Provision for income taxes..................       $ 2,612        $ 3,446        $ 5,725      $  8,131      $  3,041
    Net income..................................       $ 3,918        $ 5,168        $ 9,001      $ 13,116      $  5,068
                                                       =======        =======        =======      ========      ========
    Earnings per share:
     Diluted calculation........................         $0.32          $0.40          $0.62         $0.82         $0.33
                                                       =======        =======        =======      ========      ========
     Basic calculation..........................         $0.38          $0.47          $0.71         $0.88         $0.34
                                                       =======        =======        =======      ========      ========
    Weighted average shares outstanding.........
     Diluted calculation........................        12,348         13,030         14,470        16,016        15,503
                                                       =======        =======        =======      ========      ========
     Basic calculation..........................        10,220         10,902         12,747        14,895        14,769
                                                       =======        =======        =======      ========      ========

Balance Sheet Data (end of year):
  Cash and marketable securities................       $ 2,394        $ 5,534        $40,045      $ 51,224      $ 28,214
  Working capital...............................        11,439         12,053         49,381        66,399        47,065
  Total assets..................................        23,658         29,858         67,887        90,394        87,261
  Total debt....................................         6,500          3,925          1,101           865         1,669
  Stockholders' equity..........................        12,758         20,132         54,964        73,961        73,341

_______
/1/ Prior to June 13, 1997, the Company was an S Corporation and, accordingly, was not subject to federal and certain state corporate income taxes. The pro forma information has been computed as if the Company were subject to federal and all applicable state corporate income taxes for all periods presented.

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

  The substantial majority of the Company's contracts are on a time-and-materials basis, although many of these contracts contain initial ``not-to-exceed'' fees and Company performance obligations. The remainder of the Company's contracts are on a fixed-price basis, particularly those related to the Company's Information Technology services. All revenue is recognized using the percentage-of-completion method. The Company typically bills contracts monthly, and senior management reviews outstanding accounts receivable balances regularly to monitor client satisfaction and collections. Historically, a large percentage of the Company's revenue has come from follow-on business from its existing clients. For example, in each of the past five years, more than 80 percent of the year's total revenue was generated by clients who had been clients in the previous year.

  Gross profit margins per project and professional staff utilization rates are critical to the Company's financial performance. The Company manages these parameters by carefully establishing and monitoring project budgets and timetables and by closely tracking staffing requirements for projects in progress and projects that are anticipated. The status of all projects in progress and personnel utilization are reviewed semi-monthly by project managers, first-line supervisors, and senior management to ensure client satisfaction and to monitor performance relative to internal financial and operating expectations. The number of professionals assigned to a project varies according to the size, complexity, duration, and demands of the project. Professional staff utilization rates vary from period to period not only because of variations in the Company's volume of business, but because of the timing of employee vacations, hiring and training, the amount of time spent by employees on marketing, and project terminations or postponements.

  The Company continues its strategic relationships with several companies that have become significant to the success of RWD and its growth in the past several years. The Company has strategic alliances or partner status with software companies and provides services to clients implementing software products of SAP, as well as Documentum, Siebel, Lotus, POINT, Dataware, DLB, Microsoft, Netscape, and PeopleSoft. These relationships are generally terminable upon little or no notice, and an unanticipated change in the working relationship with a strategic alliance organization could materially impact the Company's results and prospects for future growth.

  The Company experienced a significant reduction in its business in the second half of 1999, with a higher level of profitability in the first quarter of the year. This resulted primarily from reduced staff utilization due to declining demand for IT and ERP services in the second half of the year. In addition, quarterly revenue growth and margins are substantially dependent on many factors, which are outside of the Company's control, including the timing of new contract awards, the timing of individual project start-ups, and the level of activity with ongoing projects. Client engagements are generally terminable with little or no notice or penalty, and a client's unanticipated decision to terminate or postpone a project may result in revenue fluctuations as well as higher than expected unassigned Company professionals or severance expenses.

  The principal components of cost of services are compensation and benefits to the Company's professional staff. Cost of services also includes training and travel expenses for the Company's professional staff, fees paid to subcontractors, facilities costs, and depreciation of capital equipment provided to the professional staff. Time devoted by professional personnel to marketing is included in cost of services, as are costs associated with administrative personnel who directly support the Company's professional staff. General and administrative expenses are primarily composed of salaries for corporate, accounting, dedicated sales and other headquarters executive and administrative personnel, as well as other corporate overhead.

Results of Operations

  The following table sets forth, for the periods indicated, income statement data expressed as a percentage of revenue and the percentage change in such items versus the previous comparable period.

                                                         Percentage of Revenue                  Percentage Increase (Decrease)
                                           -------------------------------------------------  -----------------------------------
                                                        Year Ended December 31,
                                           -------------------------------------------------
                                                1997             1998             1999          1997 to 1998      1998 to 1999
                                           ---------------  ---------------  ---------------  ----------------  -----------------
Revenue..................................      100.0%           100.0%           100.0%             33.9%              8.5%
Cost of services.........................       71.0             70.4             80.8              32.9              24.4
                                         -----------      -----------      -----------      ------------      ------------
Gross profit.............................       29.0             29.6             19.2              36.5             (29.5)
General and administrative expenses......       13.0             12.6             13.6              29.9              17.1
                                         -----------      -----------      -----------      ------------      ------------
Operating income.........................       16.0             17.0              5.6              41.7             (64.1)
Other income (expense), net..............        1.2              1.5              0.9              79.8             (37.2)
                                         -----------      -----------      -----------      ------------      ------------
Income before taxes......................       17.2             18.5              6.5              44.3             (61.8)
Provision for income taxes...............        9.4/1/           7.1              2.4               1.0/1/          (62.6)
                                         -----------      -----------      -----------      ------------      ------------
Net income...............................        7.8%            11.4%             4.1%             96.6%            (61.4)%
                                         ===========      ===========      ===========      ============      ============
Pro Forma Data/1/
  Provision for income taxes.............        6.7%             7.1%             2.4%             42.0%            (62.6)%
  Net income.............................       10.5%            11.4%             4.1%             45.7%            (61.4)%
                                         ===========      ===========      ===========      ============      ============

--------------
/1/ During 1997, the Company converted from S corporation to C corporation tax status and, as a result, recognized a $4.5 million charge to establish a deferred tax liability. The pro forma information has been computed as if the Company were subject to corporate income taxes for all periods.

Year Ended December 31, 1999, Compared to Year Ended December 31, 1998

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

  Solutions delivered by the Company often can be associated with more than one of the four identified business segments. For example, solutions delivered outside of the Information Technology segment, such as in ERP, frequently have significant information technology components, such as electronic information delivery; Web-based documentation, on-line help and knowledge management systems; packaged software implementation and configuration; and electronic performance support. The Company's ability to deliver integrated solutions that leverage the full breadth of its expertise in such areas as information technology, end user support, performance analysis, and documentation is a significant differentiator and competitive advantage. Nevertheless, the Company's financial results reported herein have been categorized within the operating business segments as required by SFAS No. 131.

  Revenue. Revenue for the total Company increased by $9.7 million (or 8.5 percent), from $114.7 million in 1998 to $124.4 million in 1999. Performance by segment was as follows:

  . Information Technology Services. Revenue for the Company's Information
    Technology services increased by $6.7 million (or 24.6 percent), from $27.1 million in 1998 to $33.7 million in 1999, representing 23.6 percent of the Company's total revenue in 1998 and 27.1 percent in 1999. A significant portion of this growth in 1999 was realized in the first half of the year. The second half of 1999 was materially impacted by several projects being delayed or cancelled as a result of concerns relative to clients' Y2K mitigation efforts.

  . Enterprise Resource Planning Services. Revenue for the Company's Enterprise
    Resource Planning services decreased by $1.2 million (or 3.1 percent), from $38.4 million in 1998 to $37.3 million in 1999, representing 33.5 percent of the Company's total revenue in 1998 and 29.9 percent in 1999. This segment also realized a significant downturn in revenue in the second half of 1999 as a result of several projects being delayed or cancelled as a result of concerns relative to clients' Y2K mitigation efforts.

  . Lean Manufacturing Consulting Services. Revenue for the Company's Lean
    Manufacturing Consulting services increased by $4.2 million (or 22.9 percent), from $18.2 million in 1998 to $22.3 million in 1999, representing
    15.8 percent of the Company's revenue in 1998 and 18.0 percent in 1999. This increase in revenue was attributable to growth in business with Ford, other automotive suppliers, and new lean manufacturing clients in Europe.

  . Technology Performance Support Services. Revenue for the Company's
    Technology Performance Support services increased by 0.2 percent, from $31.0 million in 1998 to $31.1 million in 1999, representing 27.1 percent of the Company's total revenue in 1998 and 25.0 percent in 1999. This segment's minor growth was the result of two-thirds of the Company's performance support services revenue being derived from a mature relationship with the Company's largest client, DaimlerChrysler, which grew only slightly in 1999.

  The Company's total number of employees grew 11.4 percent, from 988 at the end of 1998 to 1,101 at the end of 1999.

  Gross Profit. Gross profit for the total Company decreased by $10.0 million (or 29.5 percent), from $34.0 million in 1998 to $24.0 million in 1999, and decreased from 29.6 percent of revenue in 1998 to 19.2 percent of revenue in 1999. Gross profit for individual operating segments was as follows:

  . Information Technology Services. Gross profit for Information Technology services decreased by 38.0 percent from $9.9 million in 1998 to $6.2 million in 1999. Gross profit margin for Information Technology services decreased from 36.7 percent of this segment's revenue in 1998 to 18.3 percent in 1999. This decrease in gross profit and the gross profit margin resulted primarily from decreases in staff utilization as a result of diminished demand for services in the second half of the year.

  . Enterprise Resource Planning Services. Gross profit for Enterprise Resource
    Planning services decreased by 63.8 percent from $11.1 million in 1998 to $4.0 million in 1999. Gross profit margin for Enterprise Resource Planning services decreased from 28.8 percent of this segment's revenue in 1998 to
    10.7 percent in 1999. This decrease in gross profit and the gross profit margin resulted primarily from decreases in staff utilization as a result of diminished demand for services in the second half of the year.

  . Lean Manufacturing Consulting Services. Gross profit for Lean Manufacturing
    Consulting services increased by 10.5 percent from $6.1 million in 1998 to $6.7 million in 1999. Gross profit margin for Lean Manufacturing Consulting services decreased from 33.3 percent of this segment's revenue in 1998 to
    29.9 percent in 1999. This decrease in gross profit margin resulted primarily from an increased investment in European operations.

  . Technology Performance Support Services. Gross profit for Technology
    Performance Support services increased by 2.8 percent from $6.9 million in 1998 to $7.1 million in 1999. Gross profit margin for Technology Performance Support services increased from 22.3 percent of this segment's revenue in 1998 to 22.8 percent in 1999. This modest increase in gross profit margin resulted primarily from decreased employee-related expenses and a slight increase in employee staff utilization.

  General and Administrative Expenses. General and administrative expenses increased by $2.5 million (or 17.1 percent), from $14.5 million in 1998 to $17.0 million in 1999, increasing from 12.6 percent of total revenue in 1998 to 13.6 percent of total revenue in 1999. This increase in general and administrative expenses as a percentage of revenue resulted primarily from slower growth in revenue in 1999, and moderate increases in administrative staff salaries and benefits.

  Operating Income. As a result of the foregoing, the Company's operating income decreased by $12.5 million (or 64.1 percent), from $19.5 million in 1998 to $7.0 million in 1999 and decreased from 17.0 percent of revenue in 1998 to
5.6 percent of revenue in 1999.

  Other Income. Other income was $1.8 million in 1998 and $1.1 million in 1999. In both periods, this income consisted primarily of interest income from cash and investment balances. Cash and investment balances decreased in 1999 as a result of the Merrimac acquisition and stock repurchases. As a result, interest income from cash and investment balances declined from 1998 to 1999.

  Net Income. Net income decreased by $8.0 million (or 61.4 percent), from $13.1 million in 1998 to $5.1 million in 1999 decreasing from 11.4 percent of revenue in 1998 to 4.1 percent of revenue in 1999.

Year Ended December 31, 1998, Compared to Year Ended December 31, 1997

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

  Gross Profit. Gross profit for the total Company increased by $9.1 million (or 36.5 percent), from $24.9 million in 1997 to $34.0 million in 1998, and increased from 29.0 percent of revenue in 1997 to 29.6 percent of revenue in 1998. This increase in gross profit margin resulted primarily from decreases as a percent of revenue in fixed overhead costs, partially offset by lower staff utilization and increases as a percent of revenue in employee-related expenses. Gross profit for individual operating segments was as follows:

  . Information Technology Services. Gross profit for Information Technology services increased by 6.8 percent from $9.3 million in 1997 to $9.9 million in 1998. Gross profit margin for Information Technology services decreased from 40.9 percent of this segment's revenue in 1997 to 36.7 percent in 1998. This decrease in gross profit margin resulted primarily from decreases in staff utilization as well as increases as a percent of revenue in employee-related expenses.

  . Enterprise Resource Planning Services. Gross profit for Enterprise Resource
    Planning services increased by 132.1 percent from $4.8 million in 1997 to $11.1 million in 1998. Gross profit margin for Enterprise Resource Planning services increased from 26.2 percent of this segment's revenue in 1997 to
    28.8 percent in 1998. This increase in gross profit margin resulted primarily from higher average billing rates and increases in the proportion of labor revenue to other revenue, partially offset by increases as a percent of revenue in employee-related expenses.

  . Lean Manufacturing Consulting Services. Gross profit for Lean Manufacturing
    Consulting services increased by 90.7 percent from $3.1 million in 1997 to $6.1 million in 1998. Gross profit margin for Lean Manufacturing Consulting services increased from 24.5 percent of this segment's revenue in 1997 to
    33.3 percent in 1998. This increase in gross profit margin resulted primarily from significant increases in staff utilization and higher average billing rates, partially offset by increases as a percent of revenue in employee-related expenses.

  . Technology Performance Support Services. Gross profit for Technology
    Performance Support services decreased by 9.6 percent from $7.7 million in 1997 to $6.9 million in 1998. Gross profit margin for Technology Performance Support services decreased from 24.1 percent of this segment's revenue in 1997 to 22.3 percent in 1998. This decrease in gross profit margin resulted primarily from increased overhead and increases as a percent of revenue in employee-related expenses, partially offset by increases in staff utilization, as well as higher average billing rates.

  General and Administrative Expenses. General and administrative expenses increased by $3.3 million (or 29.9 percent), from $11.1 million in 1997 to $14.5 million in 1998, decreasing from 13.0 percent of total revenue in 1997 to 12.6 percent of total revenue in 1998. This decrease in general and administrative expenses as a percentage of revenue resulted primarily from slower growth in fixed overhead costs than in revenue, partially offset by increases as a percent of revenue in general and administrative salaries and employee-related expenses.

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

Selected Quarterly Operating Results

  The following tables set forth income statement data for each of the eight quarters in the period beginning January 1, 1998, and ending December 31, 1999, as well as the percentage of the Company's total revenue represented by each item. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                           Three-Month Period Ended
                                        -------------------------------------------------------------------------------------------
                                          March 31,   June 30,   Sept. 30,   Dec. 31,   March 31,   June 30,   Sept. 30,   Dec. 31,
                                          ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------
                                             1998       1998        1998       1998        1999       1999        1999       1999
                                          ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------
                                                                    (In thousands, except per share data)
Income Statement Data:
  Revenue...............................    $26,204    $27,413     $30,151    $30,951     $33,242    $32,437     $29,096    $29,658
  Cost of services......................     18,411     19,250      20,952     22,150      23,592     24,834      24,804     27,252
                                          ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------
  Gross profit..........................      7,793      8,163       9,199      8,801       9,650      7,603       4,292      2,406
  General and administrative
    expenses............................      3,446      3,502       3,804      3,722       4,024      4,310       4,395      4,222
                                          ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------
  Operating income (loss)...............      4,347      4,661       5,395      5,079       5,626      3,293        (103)    (1,816)
  Other income, net.....................        439        453         294        579         460        397         135        117
                                          ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------
  Income (loss) before taxes............      4,786      5,114       5,689      5,658       6,086      3,690          32     (1,699)
  Provision for (benefit from)
    income taxes........................      1,819      1,944       2,190      2,178       2,282      1,384          12       (637)
                                          ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------
  Net income (loss).....................    $ 2,967    $ 3,170     $ 3,499    $ 3,480     $ 3,804    $ 2,306     $    20    $(1,062)
                                          ==========  =========  ==========  =========  ==========  =========  ==========  =========
   Earnings (loss) per share:
    Diluted calculation.................    $  0.19    $  0.20     $  0.22    $  0.22     $  0.24    $  0.15     $  0.00    $ (0.07)
                                          ==========  =========  ==========  =========  ==========  =========  ==========  =========
    Basic calculation...................    $  0.20    $  0.21     $  0.23    $  0.23     $  0.25    $  0.15     $  0.00    $ (0.07)
                                          ==========  =========  ==========  =========  ==========  =========  ==========  =========
   Weighted average shares
     outstanding:
    Diluted calculation.................     15,947     16,090      16,005     16,020      15,920     15,783      15,156     15,152
                                          ==========  =========  ==========  =========  ==========  =========  ==========  =========
    Basic calculation...................     14,766     14,858      14,938     15,018      15,032     14,971      14,481     14,594
                                          ==========  =========  ==========  =========  ==========  =========  ==========  =========


  Revenue...............................      100.0%     100.0%      100.0%     100.0%      100.0%     100.0%      100.0%     100.0%
  Cost of services......................       70.3       70.2        69.5       71.6        71.0       76.5        85.3       91.9
                                          ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------
  Gross profit..........................       29.7       29.8        30.5       28.4        29.0       23.5        14.7        8.1
  General and administrative
   expenses.............................       13.1       12.8        12.6       12.0        12.1       13.3        15.1       14.2
                                          ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------
  Operating income (loss)...............       16.6       17.0        17.9       16.4        16.9       10.2        (0.4)      (6.1)
  Other income, net.....................        1.7        1.7         1.0        1.9         1.4        1.2         0.5        0.4
                                          ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------
  Income (loss) before taxes............       18.3       18.7        18.9       18.3        18.3       11.4         0.1       (5.7)
  Provision for (benefit from) income
   taxes................................        7.0        7.1         7.3        7.1         6.9        4.3         0.0       (2.1)
                                          ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------
  Net income (loss).....................       11.3%      11.6%       11.6%      11.2%       11.4%       7.1%        0.1%     (3.6)%
                                          ==========  =========  ==========  =========  ==========  =========  ==========  =========

Liquidity and Capital Resources

  The Company's cash and investments were $28.2 million at December 31, 1999, compared to $51.2 million at December 31, 1998. The decrease in cash and investments during 1999 was attributable to two major factors: the Company purchased Merrimac Interactive Media Corp. in June 1999 for $13.5 million in cash, and the Company repurchased 805,000 shares of its stock at prices ranging between $9.64 and $15.50 during the year. The Company's working capital was $47.1 million at December 1999, and $66.4 million at December 31, 1998.

  The Company's operating activities provided cash of $6.4 million for the year ended December 31, 1999, compared to $14.0 million for 1998. The decrease in cash provided from operations resulted primarily from decreases in net income and increases in trade accounts receivable and prepaid expenses.

  Investing activities used cash of $8.8 million for the year ended December 31, 1999, compared to $5.8 million in 1998. Cash used for investing activities in 1999 consisted primarily of the purchase of Merrimac Interactive Media Corp., and the purchase of fixed assets, partially offset by the sale of investments. Cash used for investing activities in 1998 consisted primarily of the purchase of fixed assets, and the purchase of investments.

  Financing activities used cash of $7.1 million for the year ended December 31, 1999, compared to providing cash of $1.4 million in 1998. Cash used for financing activities in 1999 consisted primarily of the repurchase of the Company's Common Stock throughout the year, partially offset by the issuance of Common Stock due to the exercise of employee stock options. Cash provided from financing activities in 1998 consisted primarily of proceeds from the issuance of Common Stock due to the exercise of employee stock options.

  The Company has a $10.0 million unsecured revolving line of credit with a commercial bank, which bears interest at the 30-day LIBOR rate (3.8 percent on December 31, 1999), plus 0.875 percent. The Company utilizes this line of credit to finance a portion of its working capital needs. There was no balance outstanding on the line of credit as of December 31, 1999 or December 31, 1998.

  During 1999, the Company made $6.0 million in capital expenditures, primarily for office furniture, computer and office equipment, and leasehold improvements to support the growth in its professional and administrative staff. During 2000, the Company expects to make between $9.0 million and $11.0 million in capital expenditures, primarily for office furniture, computer and office equipment, computer software, and leasehold improvements. Capital expenditures currently are funded from available cash, although the Company may consider alternative financing methods, such as equipment leases or asset-based borrowings in future periods. The Company believes its available cash balances, cash provided by future operations and its line of credit will be sufficient to meet the Company's working capital and other cash needs at least through the year 2000.

Effects of Inflation

  Inflation has not had a significant effect on the Company's business during the past three years. The Company cannot predict what effect, if any, inflation may have on its future results of operations.

2000 Business Risks

  Certain statements contained herein, including statements regarding development of the Company's services, markets, and future demand for the Company's services, and other statements regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements include risks and uncertainties; consequently, actual results may differ materially from those expressed or implied thereby. The following are some of the factors that could cause the Company's actual future results of operations to differ materially from management's expectations and historic trends:

  . Strategic Alliances. The Company's relationships with allies, particularly SAP and Siebel, as well as Documentum, Lotus, POINT, Dataware, Microsoft, Netscape, PeopleSoft, and Asymetrix have been, or are anticipated to be, important sources of revenue. The Company also faces potential competition from software companies, including its alliance organizations who, through their client services groups, may choose to compete with the Company. Most of these relationships are informal or terminable by either party with minimal notice. The termination of, or adverse change in, any of these alliances or relationships, particularly SAP, could impact the Company's ability to achieve its 2000 revenue and profitability goals.

  . Geographic Expansion. The Company continues to expand its operations and marketing efforts in Europe and the United Kingdom, including establishing offices and expatriating employees, thereby incurring significant operating costs. If these efforts fail to produce revenue at expected levels or within the timeframe predicted by management, operating margins in 2000 would be adversely impacted. Also, international operations present a number of risks, such as adverse currency exchange rate fluctuations, trade barriers, cultural differences and possible changes in taxes, laws, and policies governing the operations of foreign-based companies. The Company has no control over these factors, any of which could adversely affect the Company's results of operations and demand for its services abroad.

  . Enterprise Resource Planning Industry. During 1998, a substantial portion of the Company's revenue growth came from services provided to clients implementing ERP software systems developed by SAP and others. During 1999, sales of ERP software by the major software vendors slowed significantly, and industry observers are predicting a modest increase in demand for ERP implementation services in 2000. As a result, the Company expects that in 2000, its ERP service sector will improve its financial performance, but not experience the unusually high growth it experienced in 1998. Results for ERP services remain difficult to forecast.

  . Rapidly Changing Information Technology Sector. The Information Technology industry is subject to significant and rapid changes in technology and the demand for particular products and services. Recent examples include the shift in demand away from custom software development in favor of e-Commerce and Web-based solutions. If the Company fails to identify shifting demand in the Information Technology sector or does not develop the expertise necessary to provide services for which there is new demand, the Company's revenue growth and profitability could be adversely affected. During the second half of 1999, revenues for the Company's Information Technology Services declined primarily because clients delayed or canceled several projects as a result of concerns about their Y2K mitigation efforts. The Company expects improved performance from its Information Technology Services during 2000.

  . Customer and Industry Revenue Concentration. The Company continues to derive a substantial amount of its revenue from a limited number of key clients. In 1999, the Company's top five clients and ten clients represented 43.5 percent and 55.6 percent of the Company's total revenue respectively, with clients in the automotive industry generating 37.5 percent of total revenue. Most of the Company's engagements have no minimum purchase requirements and may be terminated by the client with little or no notice to the Company. Many of these clients operate in cyclical industries, such as petrochemicals and automobiles, which are subject to economic factors that affect the clients' revenue and profitability. If any of the Company's major clients discontinue doing business with the Company or reduce the amount of services they purchase from the Company, the Company's revenue growth and profitability could be adversely affected.

  . Attracting and Retaining Personnel. As is the case with most technology companies, the Company experiences significant turnover in its technical staff. The Company's growth will continue to depend on its ability to attract, develop, and retain a sufficient number of skilled professional employees. Technically qualified personnel are in short supply, and there is intense competition for qualified people. Also, the Company will need to ensure that its technical personnel keep current on rapid changes in technology. The Company's operating costs may be higher than management expects if competition for qualified people increases.

  . Increasing Competition. In recent years, the Company has experienced heightened competition, particularly in the ERP and IT segments of its business. If competition continues to intensify, the Company may find it more difficult to grow its revenue at rates comparable to historic growth rates and to maintain its profit margins at historic levels.

Year 2000 Compliance

  The Company completed Year 2000 compliance testing/certifying of all hardware, software, and ancillary equipment critical to continuous business operations by September 30, 1999. All operations related hardware, software, and ancillary equipment was compliant by that date. The Company experienced no Year 2000 related business interruptions subsequent to January 1, 2000.

  The Company is not aware of any non-compliance that would have a material effect on its operations if not replaced or that would be costly to replace.

  The Company delivers software solutions to clients and believes that all such software delivered over the past several years is Year 2000 compliant. Because some such software becomes the property of the client, the Company has no control over modifications to the software by the client or over its integration with other software, either of which could potentially cause Year 2000 compliance difficulties.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

  The Company does not have significant interest rate risk related to its line of credit, which has an interest rate equivalent to the 30-day LIBOR rate (3.8 percent on December 31, 1999) plus .875 percent. The Company does not have significant foreign currency risk related to foreign sales because of the minimal amount of funds maintained in foreign payroll and operating accounts, and since most non-United States revenues are paid in U.S. currency by U.S. national firms. The Company does not have any derivative commodity instruments or other financial instruments such as interest swaps, foreign currency forwards, futures and options, and foreign currency denominated debt. The Company does not have commodity price risk or other relevant market risks.

Item 8.  Financial Statements

  The financial statements of the Company are included on pages 25 through 28.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

  There were no changes in accountants, disagreements, or other events requiring reporting under this item.


                                    Part III

Item 10.  Directors And Executive Officers Of RWD Technologies, Inc.

  Information required under this caption will be included in the Company's Definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Stockholders, which will be filed on or before April 7, 2000, and is incorporated herein by reference.

Item 11.  Executive Compensation

  Information required under this caption will be included in the Company's Definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Stockholders, which will be filed on or before April 7, 2000, and is incorporated herein by reference.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management

  Information required under this caption will be included in the Company's Definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Stockholders, which will be filed on or before April 7, 2000, and is incorporated herein by reference.

Item 13.  Certain Relationships And Related Transactions

  Information required under this caption will be included in the Company's Definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Stockholders, which will be filed on or before April 7, 2000, and is incorporated herein by reference.

                                    PART IV.

Item 14.  Exhibits, Financial Statement Schedules, And Reports On Form 8-K

  (a) The following documents are filed as a part of this report:

      1.  Financial Statements

          The response to this portion of Item 14 is submitted as a separate section of this report.

      2.  Financial Statement Schedules

          Schedule II -Valuation and Qualifying Accounts

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are inapplicable and therefore have been omitted.

      3.  Exhibits

          (a).  Exhibits

  Exhibit No                                             Description
---------------       --------------------------------------------------------------------------------
      3.01            Articles of Amendment and Restatement of the Charter**
      3.02            Amended and Restated Bylaws**
      4.01            Specimen Common Stock Certificate**
     10.01            Maryland Full-Service Office Lease between the Company and Columbia Management,
                      Inc., dated as of January 1, 1994, as amended**
     10.02            Amended and Restated Equity Participation Plan**
     10.03            Employee Stock Purchase Plan**
     10.04            Chrysler Corporation General Terms & Conditions/Clause Manual--Facilities and
                      Material Purchasing--General Terms and Conditions**
     10.05            Letter Agreement from First National Bank of Maryland to the Company, dated
                      February 27, 1996, regarding $7.5 million unsecured line of credit**
     10.06            Form of Executive Employment Agreement**
     10.07            1998 Omnibus Stock Incentive Plan*
     10.08            Amendment, dated February 24, 2000, to 1998 Omnibus Stock Incentive Plan
     21.01            Subsidiaries of the Registrant***
     23.01            Consent of Arthur Andersen LLP***
     24.01            Powers of Attorney***
     27.01            Financial Data Schedule***

___________________
* Incorporated by reference to the Exhibits to the Company's 1997 Form 10-K, dated March 25, 1998 (No. 000-22145).
** Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 dated February 14, 1997 (No. 333-21779), as amended.
*** Filed herewith.

       (b). Reports on Form 8-K. None were filed during the fourth quarter of 1999.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

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

                                By:  /s/ William M. Bambarger, Jr.
                                     -----------------------------
                                     William M. Bambarger, Jr.
                                     Vice President, Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of RWD Technologies, Inc.:

  We have audited the accompanying consolidated balance sheets of RWD Technologies, Inc., (a Maryland corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RWD Technologies, Inc., and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP
-----------------------


Baltimore, Maryland
January 18, 2000

RWD Technologies, Inc., and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)




                                                 As of December 31,
                                              -----------------------------
                                                     1998            1999
                                                    ------          ------
Assets
Current Assets:
 Cash and cash equivalents..................        $ 13,328       $  3,760
 Investments, available-for-sale............          37,896         24,454
 Contract accounts receivable, net of
  allowance for doubtful accounts of $239...          20,388         21,731

 Costs and estimated earnings in excess of
  billings on uncompleted contracts.........           7,889          7,232
 Income tax refund receivable...............              --          1,692
 Prepaid expenses and other.................           1,199          1,257
 Deferred tax asset.........................              --             19
                                                    --------       --------
         Total Current Assets...............          80,700         60,145
                                                    --------       --------
Fixed Assets:
 Furniture and fixtures.....................           6,710          8,339
 Office equipment...........................           1,767          2,427
 Computer equipment.........................          10,370         11,579
 Leasehold improvements.....................           1,130          1,528
                                                    --------       --------
         Total Fixed Assets.................          19,977         23,873
 Less accumulated depreciation
  and amortization..........................          10,583         12,409
                                                    --------       --------
Net Fixed Assets............................           9,394         11,464
                                                    --------       --------
Goodwill, net of accumulated
 amortization of $340.......................              --         13,421
                                                    --------       --------
Other Assets................................             300          2,231
                                                    --------       --------
         Total Assets.......................        $ 90,394       $ 87,261
                                                    ========       ========

        Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable and accrued expenses......        $  2,538       $  2,774
 Accrued payroll and other..................           5,279          3,317
 Accrued vacation payable...................           1,428          1,933
 Note payable...............................              --          1,026
 Billings in excess of costs and
  estimated earnings on
  uncompleted contracts.....................           4,554          4,005
  Deferred tax liability....................             471             --
  Current portion of capital
   lease obligation.........................              31             25
                                                    --------       --------
Total Current Liabilities...................          14,301         13,080
Noncurrent Liabilities:
 Capital lease obligation, net of
  current portion...........................              --             26
 Deferred tax liability.....................           1,298            222
 Other liabilities..........................             834            592
                                                    --------       --------
         Total Liabilities..................          16,433         13,920
                                                    --------       --------
Commitments and Contingencies
Stockholders' Equity:
 Common stock, $.10 par value:
   authorized-50,000,000 shares;
   issued and outstanding-15,017,731
   and 14,695,550, respectively.............           1,502          1,470
 Accumulated comprehensive income...........              81            (45)
 Additional paid-in capital.................          52,461         47,210
 Retained earnings..........................          19,917         24,706
                                                    --------       --------
         Total Stockholders' Equity.........          73,961         73,341
                                                    --------       --------
          Total Liabilities and Stockholders'
             Equity.........................        $ 90,394       $ 87,261
                                                    ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    RWD Technologies, Inc., and Subsidiaries
                       Consolidated Statements of Income
                     (In thousands, except per share data)

                                                                 Years Ended December 31,
                                                    -----------------------------------------------
                                                         1997             1998             1999
                                                    ------------      -----------      -----------
Revenue...............................              $      85,670     $    114,719     $    124,433
Cost of services......................                     60,785           80,763          100,482
                                                    -------------     ------------     ------------
  Gross profit........................                     24,885           33,956           23,951
General and administrative expenses...                     11,141           14,474           16,951
                                                    -------------     ------------     ------------
Operating income......................                     13,744           19,482            7,000
Interest expense......................                       (191)             (29)             (31)
Interest and other income.............                      1,173            1,794            1,140
                                                    -------------     ------------     ------------
  Income before taxes.................                     14,726           21,247            8,109
Provision for income taxes (including the
  $4,500 deferred tax liability related to
  C corp. conversion in 1997)..........                     8,053            8,131            3,041
                                                    -------------     ------------     ------------
  Net income...........................             $       6,673     $     13,116     $      5,068
                                                    =============     ============     ============
  Earnings per share:
   Diluted calculation.................             $        0.46     $       0.82     $       0.33
                                                    =============     ============     ============
   Basic calculation...................             $        0.53     $       0.88     $       0.34
                                                    =============     ============     ============
Pro Forma Information (for 1997):
   Income before taxes, as reported....             $      14,726     $     21,247     $      8,109
   Pro forma income tax provision......                     5,725            8,131            3,041
                                                    -------------     ------------     ------------
   Pro forma net income.................            $       9,001     $     13,116     $      5,068
                                                    =============     ============     ============
   Pro forma earnings per share:
     Diluted calculation................            $        0.62     $       0.82     $       0.33
                                                    =============     ============     ============
     Basic calculation..................            $        0.71     $       0.88     $       0.34
                                                    =============     ============     ============
Weighted average shares outstanding:
     Diluted calculation................                   14,470           16,016           15,503
                                                    =============     ============     ============
     Basic calculation..................                   12,747           14,895           14,769
                                                    =============     ============     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                    RWD Technologies, Inc., and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
             For the Years Ended December 31, 1997, 1998, and 1999
                                 (In thousands)

                                                                                   Accumulated
                                                                                      Other             Additional
                                              Common         Comprehensive       Comprehensive            Paid-In         Retained
                                               Stock            Income               Income               Capital         Earnings
                                           -----------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996.................       $   486                             $  --              $ 2,754         $ 16,893
  Comprehensive income:
     Net income............................            --         $ 6,673                --                   --            6,673
     Unrealized gain on securities.........            --              25                25                   --               --
                                                                  -------
  Comprehensive income.....................            --         $ 6,698                --                   --               --
                                                                  =======
  Stock options exercised..................           637                                --                6,200               --
  Common stock repurchased.................            (9)                               --                 (481)            (332)
  S Corporation distributions..............            --                                --                   --          (16,364)
  Initial Public Offering..................           328                                --               38,154               --
                                                  -------                         ---------              -------          -------
BALANCE, DECEMBER 31, 1997                          1,442                                25               46,627            6,870
  Comprehensive income:
     Net income............................            --         $13,116                --                   --           13,116
     Unrealized gain on securities.........            --              56                56                   --               --
                                                                  -------
  Comprehensive income.....................            --         $13,172                --                   --               --
                                                                  =======
  Stock options exercised..................            56                                --                  920               --
  Directors' and other option grants.......            --                                --                   53               --
  Common stock repurchased.................            --                                --                   (4)             (69)
  Tax effect of non-qualified
     stock option exercises................            --                                --                4,270               --
  Employee stock purchase plan
     purchases.............................             4                                --                  595               --
                                                  -------                            ------             --------          ---------
BALANCE, DECEMBER 31, 1998.................         1,502                                81               52,461           19,917
  Comprehensive income:
     Net income............................            --         $ 5,068                --                   --            5,068
     Unrealized loss on securities.........            --            (126)             (126)                  --               --
                                                                  -------
  Comprehensive income.....................            --         $ 4,942                --                   --               --
                                                                  =======
  Stock options exercised..................            37                                --                  554               --
  Directors' and other option grants.......            --                                --                    7               --
  Common stock repurchased.................           (81)                               --               (8,416)            (279)
  Tax effect of non-qualified stock option
     exercises.............................            --                                --                1,398               --
  Employee stock purchase plan
     purchases.............................            12                                --                1,124               --
  Accelerated vesting of stock options.....            --                                --                   82               --
                                                  -------                            ------             --------        ---------
BALANCE, DECEMBER 31, 1999.................        $1,470                             $ (45)             $47,210         $ 24,706
                                                  =======                            ======             ========        =========


  The accompanying notes are an integral part of these consolidated financial statements.

                    RWD Technologies, Inc., and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                   Years Ended December 31,
                                                                     -------------------------------------------------
                                                                           1997              1998              1999
                                                                     -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income.                                                    $       6,673   $        13,116   $         5,068
      Adjustments to reconcile net income to net cash provided
      by operating activities:
                Depreciation and amortization....................            3,104             3,542             4,598
                (Gain) Loss on sale of fixed assets..............              (19)              274                10
                Deferred income taxes............................            3,281            (1,411)           (1,042)
                Effect of changes in:
                   Contract accounts receivable..................           (1,347)           (7,060)           (1,261)
                   Costs and estimated earnings in excess of
                     billings on uncompleted contracts...........           (1,448)           (3,110)              657
                   Prepaid expenses and other....................             (154)             (227)           (1,489)
                   Accounts payable and accrued expenses.........            3,552             8,172               801
                   Billings in excess of costs and estimated
                     earnings on uncompleted contracts...........              957               908              (749)
                   Other liabilities.............................            1,018              (184)             (241)
                                                                      -------------     -------------     -------------
                Net cash from operating activities...............           15,617            14,020             6,352
                                                                      -------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                (Purchase) sale of investments, net..............          (34,399)           (1,414)           13,315
                Payments related to acquisition..................               --                --           (14,404)
                Purchase of fixed assets.........................           (3,719)           (4,315)           (5,996)
                Payments for other assets........................             (123)              (54)           (1,765)
                Proceeds from sale of fixed assets...............               36                26                46
                                                                      -------------     -------------     -------------
                Net cash from investing activities...............          (38,205)           (5,757)           (8,804)
                                                                      -------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Principal portion paid on capital lease..........              (42)              (52)              (31)
                Borrowings under line of credit..................               --                --             4,725
                Payments under line of credit....................               --                --            (4,725)
                Payments of stockholder loans....................           (3,800)               --                --
                Distributions to stockholders....................          (16,364)               --                --
                Public offering costs............................           (4,042)               --                --
                Issuance of common stock.........................           47,744             1,571             1,691
                Repurchase of common stock.......................             (820)              (73)           (8,776)
                                                                     -------------     -------------     -------------

                Net cash from financing activities...............           22,676             1,446            (7,116)
                                                                     -------------     -------------     -------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS.........................................                88             9,709            (9,568)
CASH AND CASH EQUIVALENTS, beginning of year....................             3,531             3,619            13,328
                                                                     -------------     -------------     -------------
CASH AND CASH EQUIVALENTS, end of year..........................     $       3,619   $        13,328   $         3,760
                                                                     =============     =============     =============
      Supplemental Cash Flow Disclosures:
                   Income taxes paid.............................    $       2,735   $         3,223   $         5,620
                   Interest paid.................................    $         188   $            17   $            10

  The accompanying notes are an integral part of these consolidated financial statements.

                   RWD Technologies, Inc., and Subsidiaries
                   Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies:

Organization and Business
-------------------------

    RWD Technologies, Inc., and subsidiaries (the ``Company'') was incorporated on January 22, 1988, in the State of Maryland. The Company provides a broad range of integrated solutions designed to improve the productivity and effectiveness of workers in complex operating environments.

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

Basis of Presentation
---------------------

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and are presented on the accrual basis of accounting in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of total revenue and expenses during the reporting period. Actual results could differ from those estimates.

Initial Public Offering (IPO)
-----------------------------

    The Company effected an initial public offering (IPO) of common stock during 1997, in which it sold 3.3 million shares of its common stock, par value $0.10 per share. The Company realized $38,500,000 from the offering, net of expenses. Also during 1997, prior to the IPO, the Company made a $16,364,000 S Corporation distribution, representing earnings accumulated by the Company while it was taxed as a Subchapter S Corporation, which had not been previously distributed to the stockholders. The proceeds of the IPO were used to retire $3,800,000 of shareholder notes, and the Company continues to use the remaining proceeds for working capital to support its planned growth and for other general corporate purposes.

Stock Split
-----------

    The Company effected a three-for-one stock split, effective March 21, 1997. All share data included in the accompanying consolidated financial statements and notes thereto are as if the stock split had occurred prior to the periods presented.

Investments
-----------

    Investments as of December 31, 1998 and 1999, consisted of U.S. government and tax-exempt municipal securities that mature within one year. As of December 31, 1998 and 1999, $37,896,000 and $24,454,000, respectively, were classified as available-for-sale and were recorded at market value, with the change in market value being recorded as a component of stockholders' equity as of December 31, 1998 and 1999.

Financial Instruments
---------------------

    Financial instruments as of December 31, 1998 and 1999, consist of cash and cash equivalents, investments, receivables, payables, debt, and a capital lease obligation, for which the carrying amounts approximate market value.

Fixed Assets
------------

    Fixed assets are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives, as follows:



        Furniture and fixtures                    7 years
        Office equipment                          5 years
        Computer equipment                        3 years
        Leasehold improvements                    4-10 years


    The depreciation expense for 1997, 1998, and 1999, was $3,104,000, $3,542,000 and $4,258,000, respectively.

Other Assets
------------

    Included in other assets is the $1,800,000 cost of a computer system under construction by the Company during the year. The total cost of the computer system will be amortized using the straight-line method on a five-year useful life commencing in May 2000 when the system is expected to be placed in operation.

Revenue Recognition
-------------------

    The majority of the Company's revenue is generated from professional fees. The majority of the Company's contracts are on a time-and-materials basis, although many of the contracts contain initial ``not-to-exceed'' fees and Company performance obligations. The remainder of the Company's contracts are on a fixed-bid basis. Revenue is recognized using the percentage of completion method. The Company's contracts generally vary in length from one to 36 months.

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

Income Taxes
------------

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

Earnings Per Share (EPS)-
------------------------

    The weighted average shares used to calculate basic and diluted earnings per share for 1997, 1998, and 1999 are as follows:

                                                               For the Years Ended December 31,
                                                    -------------------------------------------------------
                                                          1997               1998               1999
                                                    -----------------  -----------------  -----------------
 Basic EPS:
 Common stock outstanding                                   6,703,000         14,895,000         14,769,000
 Majority stockholder shares issued in
   conjunction with the IPO                                 5,370,000
 Assumed IPO shares for S Corp. distribution                  674,000
                                                           ----------         ----------         ----------
      Weighted average shares outstanding
          for basic EPS (pro forma for 1997)               12,747,000         14,895,000         14,769,000

 Diluted EPS:
 Dilutive effect of common stock
   equivalents                                              1,723,000          1,121,000            734,000
                                                           ----------         ----------         ----------
      Weighted average shares outstanding
          for diluted EPS (pro forma for 1997)             14,470,000         16,016,000         15,503,000
                                                           ==========         ==========         ==========

    The majority stockholder exercised options to acquire 5,370,000 shares concurrent with the completion of the IPO during 1997. The weighted average shares outstanding during 1997 have been pro forma adjusted as if the majority stockholder's 5,370,000 shares exercised were outstanding for all periods presented and to include the effect of shares that would have had to have been issued during 1997, prior to the IPO (at the IPO price of $13.00 per share, less the underwriting discount expenses) to generate sufficient cash to fund the portion of the $16,400,000 S Corporation distribution that was in excess of the net income for 1996. While this assumption of how the S Corporation distribution was funded was made to calculate the EPS for 1997, the Company used operating cash flows, and not IPO proceeds, to fund the S Corporation distribution. Weighted average shares outstanding for calculating diluted EPS includes basic shares outstanding, plus shares issuable upon the exercise of stock options, using the treasury stock method. Market value of the Company's stock prior to the IPO was assumed to be the IPO price per share of $13.00.

2.  Acquisition:

    During 1999, the Company acquired all of the outstanding stock of Merrimac Interactive Media Corp. for a purchase price of $13,500,000 plus certain other costs. Net assets of Merrimac were $(520,000). Merrimac is recognized as a leader in providing e-Learning solutions to Blue Chip companies. The excess purchase price over the fair value of the net assets acquired resulted in the recognition of approximately $13,800,000 of goodwill, which is being amortized over the estimated useful life of 20 years. Amortization expense for 1999 was $340,000. The business combination was accounted for under the purchase method of accounting, in accordance with Accounting Principles Board (APB) Opinion No. 16, "Business Combinations." Pro forma results of operations for the current and preceding periods as though the companies had been combined at the beginning of the periods have not been disclosed, since the acquired company was a start-up company which had minimal operating activity prior to acquisition which was not material.

3. Costs and Estimated Earnings on Contracts in Process:

                                                                                              As of December 31,
                                                                                      -----------------------------------
                                                                                            1998               1999
                                                                                      -----------------  ----------------

Cost incurred and estimated earnings on uncompleted contracts                               $88,248,000      $100,681,000
Less:  Billings to date on uncompleted contracts                                             84,913,000        97,454,000
                                                                                            -----------      ------------
        Net unbilled revenues                                                               $ 3,335,000      $  3,227,000
                                                                                            ===========      ============

Included in the accompanying consolidated balance sheets under the following captions:
    Costs and estimated earnings in excess of billings on uncompleted contracts             $ 7,889,000      $  7,232,000
    Billings in excess of costs and estimated earnings on uncompleted contracts               4,554,000         4,005,000
                                                                                            -----------      ------------
        Net unbilled revenues                                                               $ 3,335,000      $  3,227,000
                                                                                            ===========      ============


    Generally, contracts provide for the billing of costs incurred and estimated fees on primarily a monthly basis. Amounts recorded in "costs and estimated earnings in excess of billings on uncompleted contracts" in the accompanying consolidated financial statements will be billed within twelve months of the balance sheet date.


4. Debt:

    During 1997, the Company had two loans payable to principal stockholders of the Company which were repaid during 1997. Interest expense on these loans during 1997 was $165,000.

    In addition to the cash payment resulting from the June, 1999 acquisition of Merrimac Interactive Media Corp., the Company signed a promissory note in the amount of $1,026,000, due January 1, 2000, which bore interest at the fixed rate of 5% per annum. The Note represented the balance of funds to be held in escrow as part of the purchase agreement. On January 5, 2000, the Company paid $1,055,000, representing the entire principal and interest necessary to satisfy the terms of the Note.

    In 1999, the Company entered into a new line of credit agreement with a bank that extends to working capital. The unsecured line of $10,000,000 has an interest rate equivalent to the 30-day LIBOR rate plus .875 percent, and expires May 31, 2000. During 1999, the Company drew on the credit line during the months of September and October. The highest balance outstanding was $2,232,000. There was no outstanding balance on the credit line as of December 31, 1998 and 1999.

5.  Business Segments:

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

                                                                        For the Years Ended December 31,
                                                              ----------------------------------------------------
                                                                   1997              1998               1999
                                                              ---------------  -----------------  ----------------
Revenue (all external):
    Information Technology                                        $22,725,000       $ 27,050,000      $ 33,706,000
    Enterprise Resource Planning                                   18,204,000         38,437,000        37,254,000
    Lean Manufacturing Consulting                                  12,936,000         18,181,000        22,346,000
    Technology Performance Support                                 31,805,000         31,051,000        31,127,000
                                                                  -----------       ------------      ------------
Total Revenue                                                     $85,670,000       $114,719,000      $124,433,000
                                                                  ===========       ============      ============

Gross Profit:
    Information Technology                                        $ 9,292,000       $  9,925,000      $  6,158,000
    Enterprise Resource Planning                                    4,768,000         11,065,000         4,002,000
    Lean Manufacturing Consulting                                   3,174,000          6,052,000         6,685,000
    Technology Performance Support                                  7,651,000          6,914,000         7,106,000
                                                                  -----------       ------------      ------------
Total Gross Profit                                                $24,885,000       $ 33,956,000      $ 23,951,000
                                                                  ===========       ============      ============

Depreciation and Amortization Expense Allocated  To Segments:
    Information Technology                                        $   468,000       $    592,000      $    904,000
    Enterprise Resource Planning                                      443,000            838,000         1,180,000
    Lean Manufacturing Consulting                                     168,000            206,000           271,000
    Technology Performance Support                                    812,000            788,000           813,000
                                                                  -----------       ------------      ------------
Total Allocated to Segments                                         1,891,000          2,424,000         3,168,000
Amount not Allocated to Segments                                    1,213,000          1,118,000         1,430,000
                                                                  -----------       ------------      ------------
Total Depreciation and Amortization Expense                       $ 3,104,000       $  3,542,000      $  4,598,000
                                                                 ===========        ============      ============

Revenue (by geography):
    United States                                                $76,757,000        $101,626,000      $112,212,000
    Non-United States                                              8,913,000          13,093,000        12,221,000
                                                                 -----------        ------------      ------------
Total Revenue                                                    $85,670,000        $114,719,000      $124,433,000
                                                                 ===========        ============      ============

Significant Clients
-------------------

    Automobile industry clients generated an aggregate of 44.4 percent, 37.9 percent, and 37.5 percent of the Company's total revenue in 1997, 1998, and 1999, respectively. Telecommunications industry clients generated an aggregate of 10.1 percent, 10.4 percent, and 7.0 percent of the Company's total revenue in 1997, 1998, and 1999, respectively. Financial industry clients generated an aggregate of 10.0 percent of the Company's total revenue in 1999. Sales to one client during 1997, 1998, and 1999 were approximately 28.1 percent, 22.4 percent, and 20.4 percent respectively, of total revenue. Sales to another client were approximately 14.0 percent, 12.7 percent, and 10.9 percent of total revenue in 1997, 1998, and 1999 respectively. No other client represented more than 10 percent of the Company's total revenue in any of these periods.

6.  Commitments and Contingencies:

Commitments
-----------

    The Company leases office facilities under various operating leases that expire through July 31, 2009. The leases require the Company to pay for a portion of common area maintenance expenses and real estate taxes. Rent expense was $2,567,000, $3,162,000, and $4,369,000 in 1997, 1998, and 1999,
respectively. During 1999, the Company assumed two capital leases, through the Merrimac acquisition, for computer equipment. Future minimum payments under these leases, as of December 31, 1999, were as follows:

                                                     Capital         Operating
Year Ending December 31,                              Lease            Leases
------------------------                             -------         ---------
    2000                                             $28,000          $4,550,000
    2001                                              25,000           4,075,000
    2002                                               2,000           3,710,000
    2003                                                  --           3,561,000
    2004 and thereafter                                   --             679,000
                                                     -------
      Total minimum lease payments                    55,000
      Less:  Amounts representing imputed interest     4,000
                                                     -------
      Present value of net minimum payments          $51,000
                                                     =======


    The Company has entered into employment agreements with five key employees with initial terms of three years, and subject to successive one year renewals. Four of these agreements ended in January, 2000 and are continuing for successive one-year renewals. The fifth agreement ends in January, 2002.

Litigation
----------

    The Company is party to litigation from time to time arising in the ordinary course of its business. It is management's opinion, after consultation with its legal counsel, that none of the outcomes of known claims, whether individually or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.


7.  Stock Option and Purchase Agreements:

    The Company has stock option plans whereby the Board of Directors, at its discretion, can award employees and outside directors options to purchase shares of the Company's common stock. Options for 6,065,000 shares are authorized under these plans. The options granted to employees under these plans vest over periods of three to seven years. Some options vest evenly over the vesting period and others vest at the end. Options have been granted with expiration dates that vary from ten years following the date of grant to eleven years after the first vesting date. In addition, all options expire within 30 days of any individual employee's termination of employment. The options granted to non-employee directors vest ratably over a three-year period, beginning one year after grant, and expire ten years after the first vesting date. The Company has also granted stock options to certain key employees under terms similar to other employee option grants.

    The Company accounts for its stock-based compensation plans as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation," which allows the Company to follow Accounting Principles Board Opinion No. 25 (``APB No. 25''), ``Accounting for Stock Issued to Employees'' and recognize no compensation cost for options granted at fair market prices. The Company has computed, for pro forma disclosure purposes, the value of all compensatory options granted during 1997, 1998, and 1999, using the Black-Scholes option pricing model. The following assumptions were used for grants:

                                               For the Years Ended December 31,
                                            -----------------------------------
                                            1997         1998          1999
                                            -----        ----          ----
     Risk-free interest rate (range)        5.5%-6.5%    4.5%-5.5%    4.8%-6.5%
     Expected dividend yield                   0.0%         0.0%         0.0%
     Expected lives                          5 years      5 years     5-7 years
     Expected volatility                     42.0%        51.0%        57.0%

    Options were assumed to be exercised upon vesting for the purposes of this valuation. Adjustments were also made for options assumed forfeited prior to vesting. Had compensation costs for compensatory options been determined consistent with SFAS No. 123, the Company's pro forma net income and earnings per share information reflected on the accompanying consolidated statements of income would have been reduced to the following ``as adjusted'' amounts:

                                         For the Years Ended December 31,
                                    -------------------------------------------
                                       1997              1998            1999
                                      ------            ------          ------
    Net Income:
       As reported                  $9,001,000       $13,116,000      $5,068,000
       As adjusted                   8,606,000        11,814,000       2,425,000
    Diluted Earnings Per Share:
       As reported                  $     0.62       $      0.82      $     0.33
       As adjusted                        0.59              0.74            0.16
    Basic Earnings Per Share:
       As reported                  $     0.71       $      0.88      $     0.34
       As adjusted                        0.68              0.79            0.16

  The Company's stock did not trade prior to June 1997.

  The following table summarizes all stock option and purchase right activity during 1997, 1998, and 1999.

                                                           Number of Shares
                                       ----------------------------------------------------------
                                          Key Party Option        Employee        Exercise Price
                                             Agreements             Plan            Per Share
                                       -----------------------------------------------------------
Outstanding as of December 31, 1996              5,990,000           3,204,000        $  0.67-6.00
 Granted                                                --             755,000          6.00-20.00
 Exercised                                      (5,944,000)           (388,000)         0.67-20.00
 Terminated                                        (39,000)           (239,000)         0.67-20.00
                                                ----------           ---------
Outstanding as of December 31, 1997                  7,000           3,332,000          0.67-20.00
 Granted                                                --           1,039,000         17.38-24.00
 Exercised                                          (6,000)           (552,000)         0.67-20.00
 Terminated                                             --            (263,000)         0.67-24.00
                                                ----------           ---------
Oustanding as of December 31, 1998                   1,000           3,556,000          0.67-24.00
 Granted                                                --           1,582,000          6.75-10.00
 Exercised                                              --            (365,000)         0.67-19.75
 Terminated                                             --            (283,000)         0.83-24.00
                                                ----------           ---------
Outstanding as of December 31, 1999                  1,000           4,490,000          0.67-24.00
                                                ==========           =========



    Weighted average fair value of options granted for the years ended December 31, 1997, 1998, and 1999 was $8.68, $8.98, and $5.16, respectively. These fair values were calculated using the Black-Scholes option pricing model.

    The Company has approved an employee stock purchase plan (the ``Stock Purchase Plan''). The Stock Purchase Plan qualifies as an ``employee stock purchase plan'' under Section 423 of the Code. All regular full-time employees of the Company (including officers), and all other employees whose customary employment is for more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Directors who are not employees are not eligible. A maximum of 175,000 shares of the Company's common stock were reserved for issuance under the Stock Purchase Plan and during the year an additional 300,000 shares were made available for purchase thereunder, subject to antidilution adjustments in the event of certain changes in the capital structure of the Company. Participants are permitted to withhold up to 10 percent of eligible compensation. No more than 2,000 shares of stock can be purchased by a participant. The purchase price of stock is 85 percent of the fair market value of the Company's common stock on the first or last business day of the offering period, whichever is lower. Offering periods will run for consecutive six-month periods, with the current offering period ending April 30, 2000. At year end, 317,000 shares remained available for sale.

A summary of the Stock Purchase Plan is as follows:

   Offering  Period               Began                     Ended                Shares Purchased           Exercise Price
-----------------------  ------------------------  ------------------------  ------------------------  ------------------------
         1                   April 16, 1998                October 31, 1998           38,000                    $15.81
         2                   November 1, 1998              April 30, 1999             45,000                    $13.71
         3                   May 1, 1999                   October 31, 1999           75,000                    $ 6.91
         4                   November 1, 1999              April 30, 2000                 --                        --


8.  Retirement Savings Plan:

    The Company has a retirement savings plan (401(k) plan) whereby employees may contribute up to the limits established by the Internal Revenue Service. The Company, at the discretion of the Board of Directors, may choose to match employee contributions up to 15 percent of each employee's compensation. The Company's contribution expense during 1997, 1998, and 1999 was $1,247,000, $1,615,000, and $1,816,000, respectively.

9.  Income Taxes:

    In connection with the Company's conversion from an S Corporation to a C Corporation during 1997, the Company recognized a $4,500,000 income tax provision during 1997 to establish deferred taxes related to the conversion.

    The provisions for income taxes were as follows:

                                               As of December 31,
                          ------------------------------------------------------
                                 1997                 1998              1999
                          ------------------  --------------------  -----------
Current:
  Federal                    $3,752,000          $ 8,198,000         $3,375,000
  State                       1,020,000            1,344,000            708,000
Deferred:
  Federal                     2,981,000           (1,242,000)          (872,000)
  State                         300,000             (169,000)          (170,000)
                             ----------          -----------         ----------
Total provision              $8,053,000          $ 8,131,000         $3,041,000
                             ==========          ===========         ==========


  The statutory federal income tax rate, reconciled to the effective tax rate provision is as follows:

                                                                       For the Years Ended December 31,
                                                          ----------------------------------------------------------
                                                                  1997                1998                1999
                                                          --------------------  -----------------  ------------------
Statutory federal income tax rate (34 %)                          $ 5,007,000          $7,224,000         $2,757,000
State income taxes, net of federal income tax effect                  700,000             887,000            467,000
Effect of S Corporation income taxes  shareholders                 (1,945,000)                 --                 --
Effect of change to C Corporation  shareholders                     4,500,000                  --                 --
Other                                                                (209,000)             20,000           (183,000)
                                                                  -----------          ----------         ----------
      Total                                                       $ 8,053,000          $8,131,000         $3,041,000
                                                                  ===========          ==========         ==========

  Temporary differences arise between the financial reporting and income tax basis carrying amounts of assets and liabilities, which gives rise to deferred income taxes. The Company's deferred taxes as of December 31, 1998 and 1999, and the elements of the deferred taxes are as follows:

Current Deferred Taxes:                                 1998          1999
                                                        ----          ----
Deferred tax assets
   Accrued compensation                             $   470,000     $   712,000
   Allowance for bad debts                               92,000          90,000
   Debt forgiveness                                      93,000          23,000
   Deferred rent credits                                164,000         157,000
   Net operating loss                                        --         272,000
                                                    -----------     -----------
      Deferred tax asset                                819,000       1,254,000
                                                    -----------     -----------

  Deferred tax (liabilities):
   Prepaid expenses                                     (59,000)        (36,000)
   Cash basis of accounting for income taxes         (1,231,000)     (1,199,000)
                                                    -----------     -----------
      Deferred tax (liability)                       (1,290,000)     (1,235,000)
                                                    -----------     -----------
        Net current deferred asset (liability)      $  (471,000)    $    19,000
                                                    ===========     ===========
Noncurrent Deferred Taxes:
Deferred tax assets
   Business expansion costs                         $        --     $    34,000
                                                    -----------     -----------

  Deferred tax (liabilities):
   Cash basis of accounting for income taxes         (1,231,000)             --
   Depreciation and amortization                        (67,000)       (256,000)
                                                    -----------     -----------
    Deferred tax (liability)                         (1,298,000)       (256,000)
                                                    -----------     -----------
     Net noncurrent deferred tax asset (liability)  $(1,298,000)    $  (222,000)
                                                    ===========     ===========

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

RWD Technologies, Inc:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of RWD Technologies, Inc., (a Maryland corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated January 18, 2000. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


/s/ Arthur Andersen LLP
-----------------------


Baltimore, Maryland
January 18, 2000

                    RWD Technologies, Inc., And Subsidiaries
                Schedule II - Valuation and Qualifying Accounts
             For the Years Ended December 31, 1997, 1998, and 1999
                                 (In thousands)


                                             Balance as of         Additions                             Balance as of
                                               Beginning           Charges to                                End of
                                               of Period            Expense            Deductions            Period
                                           ------------------  ------------------  ------------------  ------------------
Allowance for doubtful accounts

Year ended December 31, 1997                  $  384              $   44            $     --                $  428

Year ended December 31, 1998                     428                  --                 189                   239

Year ended December 31, 1999                     239               1,639               1,639                   239