Form 10-Q
period 2000-03-31
RWD TECHNOLOGIES INC
filed 2000-05-12
CIK 1032373

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No __
                                         --

As of March 31, 2000, 14,816,962 shares of common stock $0.10 par value ("Common Stock") of the Registrant were outstanding.

                             RWD TECHNOLOGIES, INC.

                                     INDEX

                                   FORM 10-Q

                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of March 31, 2000,      1
         (Unaudited) and December 31, 1999

         Consolidated Statements of Income for the Three Months ended     2
         March 31, 2000, and 1999 (Unaudited)

         Consolidated Statements of Cash Flows for the Three Months       3
         ended March 31, 2000, and 1999 (Unaudited)

         Notes to Consolidated Financial Statements                       4

Item 2.  Management's Discussion and Analysis of Financial Condition      6
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

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                (In thousands)

                                             March 31, 2000   December 31, 1999
                                             --------------   -----------------
                                             (unaudited)
                 ASSETS
CURRENT ASSETS:
  Cash and investments.....................      $26,184            $28,214
  Contract accounts receivable, net........       17,799             21,731
  Costs and estimated earnings in excess
    of billings on uncompleted contracts...       11,949              7,232
  Prepaid expenses and other...............        1,861              1,257
  Deferred tax asset.......................           --                 19
  Income tax refund receivable.............        1,885              1,692
                                             --------------   -----------------
    Total Current Assets...................       59,678             60,145
NET FIXED ASSETS...........................       12,093             11,464
GOODWILL, net..............................       13,796             13,421
OTHER ASSETS...............................        3,091              2,231
                                             --------------   -----------------
    Total Assets...........................      $88,658            $87,261
                                             ==============   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses....      $ 9,686            $ 8,024
  Note payable.............................           --              1,026
  Billings in excess of costs and estimated
    earnings on uncompleted contracts......        3,319              4,005
  Deferred tax liability...................          264                 --
  Current portion of capital lease
    obligation.............................           26                 25
                                             --------------   -----------------
    Total Current Liabilities..............       13,295             13,080
NONCURRENT LIABILITIES:
  Capital lease obligation, net of
    current portion........................           19                 26
  Other liabilities........................          532                592
  Deferred tax liability...................          303                222
                                             --------------   -----------------
    Total Liabilities......................       14,149             13,920
                                             --------------   -----------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock.............................        1,482              1,470
  Additional paid-in capital...............       47,782             47,210
  Accumulated comprehensive income.........           (1)               (45)
  Retained earnings........................       25,246             24,706
                                             --------------   -----------------
    Total Stockholders' Equity.............       74,509             73,341
                                             --------------   -----------------
    Total Liabilities and
      Stockholders' Equity.................      $88,658           $87,261
                                             ==============   =================

         See accompanying notes to consolidated financial statements.

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                       Consolidated Statements of Income
               (Unaudited) (In thousands, except per share data)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                       2000         1999
                                                    ---------    ---------
Revenue...................................            $30,814      $33,242
Cost of services..........................             24,059       22,388
                                                    ---------    ---------
  Gross profit............................              6,755       10,854
Selling, general and administrative
 expenses.................................              5,987        5,228
                                                    ---------    ---------
Operating income..........................                768        5,626
Other income, net.........................                 88          460
                                                    ---------    ---------
  Income before taxes.....................                856        6,086
Income tax provision......................                317        2,282
                                                    ---------    ---------
  Net income..............................            $   539      $ 3,804
                                                    =========    =========

  Diluted earnings per share..............               $.04         $.24
                                                    =========    =========
  Basic earnings per share................               $.04         $.25
                                                    =========    =========

  Weighted average shares outstanding -
   Diluted calculation....................             15,404       15,920
                                                    =========    =========
   Basic calculation......................             14,757       15,032
                                                    =========    =========


          See accompanying notes to consolidated financial statements.

                    RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           (Unaudited) (In thousands)

                                                        Three Months   Ended March 31,
                                                            2000             1999
                                                        ----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................................   $    539          $   3,804
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization....................      1,388                967
    Loss (gain) on disposal of fixed assets..........          2                 (1)
    Deferred income taxes............................         --               (300)
    Effect of changes in:
    Contract accounts receivable.....................      4,079             (1,862)
    Costs and earnings in excess of billings on
      uncompleted contracts..........................     (4,717)            (2,647)
    Prepaid expenses and other.......................       (649)              (230)
    Accounts payable and accrued expenses............      1,966              1,611
    Billings in excess of costs and earnings on
      uncompleted contracts..........................       (697)              (237)
    Other liabilities................................        (60)              (242)
                                                        ----------        -----------
  Net cash from operating activities.................      1,851                863
                                                        ----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments, net.......................       (318)              (351)
  Payments related to acquisition....................     (1,252)                --
  Purchase of fixed assets...........................     (2,218)            (1,740)
  Payments for other assets..........................       (737)               (59)
  Proceeds from sale of fixed assets.................         --                  8
                                                        ----------        -----------
  Net cash from investing activities.................     (4,525)            (2,142)
                                                        ----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal portion paid on capital lease............         --                (15)
  Borrowings under line of credit....................        742                 --
  Payments under line of credit......................       (742)                --
  Issuance of common stock...........................        282                252
  Repurchase of common stock.........................         --             (2,168)
                                                        ----------        -----------
  Net cash from financing activities.................        282             (1,931)
                                                        ----------        -----------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS........................................     (2,392)            (3,210)

Effect of exchange rate changes on cash..............         21                 --
CASH AND CASH EQUIVALENTS, beginning of period.......      3,760             13,328
                                                        ----------        -----------
CASH AND CASH EQUIVALENTS, end of period.............   $  1,389          $  10,118
                                                        ==========        ===========
Supplemental Cash Flow Disclosures:
  Income taxes paid..................................   $    216            $ 1,613
                                                        ==========        ===========
  Interest expense paid..............................   $      1            $     2
                                                        ==========        ===========

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

Basis of Presentation
---------------------

  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 1999, included in the Company's Annual Report on From 10-K.

  In the first quarter of 2000 the Company changed the way it reports gross profit margins. The Company previously included selling expenses with cost of sales and has now included these expenses with selling, general and administrative expenses. Historical bottom line results obviously do not change, however, prior quarter comparisons are restated to reflect consistently this change. The amounts for the first quarter of 1999 were reclassified to conform to the 2000 period presentation.

Comprehensive Income
--------------------

  Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income for the periods presented is listed below:

                                      For the Three Months
                                         Ended March 31,
                                     ------------------------
                                       2000             1999
                                     -------          -------
Net Income as Reported                 $ 539           $3,804
Effect of Unrealized Gain (Loss) on
   Investments Available-for-Sale         23              (23)
Effect of Unrealized Gain on
   Foreign Exchange                       21               --
                                     -------          -------
Comprehensive Net Income               $ 583           $3,781
                                     =======          =======

2.    Business Segments:

  The Company believes it has reportable operating segments, as defined by Statement of Financial Accounting Standards No. 131. The Company has identified three distinct operating segments: Latitude360; Enterprise Systems Group; and Manufacturing Performance Group.

  During the three months ended March 31, 2000, the Company changed its reportable segments from Information Technology, Enterprise Resource Planning, Lean Manufacturing Consulting, and Technology Performance Support; to Latitude360, Enterprise Systems Group, and Manufacturing Performance Group. The change was made to conform the Company's reporting to how it now manages its business. As a result, the Company has restated the results of the three months ended March 31, 1999 segment reporting disclosure to conform to its new segments.

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

                                                  For the Three Months
                                                     Ended March 31,
                                               --------------------------
                                                     (in thousands)
                                                  2000            1999
                                               ----------       ---------
Revenue (all external):
    Latitude360                                   $ 9,053         $10,182
    Enterprise Systems Group                       10,792          12,108
    Manufacturing Performance Group                10,969          10,952
                                               ----------       ---------
Total Revenue                                     $30,814         $33,242
                                               ==========       =========

Gross Profit:
    Latitude360                                   $   939         $ 3,492
    Enterprise Systems Group                        2,902           3,904
    Manufacturing Performance Group                 2,914           3,458
                                               ----------       ---------
Total Gross Profit                                $ 6,755         $10,854
                                               ==========       =========

Depreciation and Amortization Expense
  Allocated To Segments:
    Latitude360                                   $   445         $   252
    Enterprise Systems Group                          339             287
    Manufacturing Performance Group                   197             186
                                               ----------       ---------
Total Allocated to Segments                           981             725
Amount not Allocated to Segments                      407             242
                                               ----------       ---------
Total Depreciation and Amortization Expense       $ 1,388         $   967
                                               ==========       =========

Revenue (by geography):

    United States                                 $27,256         $30,019
    Non-United States                               3,558           3,223
                                               ----------       ---------
Total Revenue                                     $30,814         $33,242
                                               ==========       =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

  Quarter Ended March 31, 2000, Compared to Quarter Ended March 31, 1999

  Revenue. First quarter 2000 revenues were $30.8 million, compared to $33.2 million for the same period of 1999. For the three months ended March 31, 2000, net income was $539,500, or $0.04 per share. This compares to net income of $3.8 million, or $0.24 per share, in the same period of 1999. Revenue for individual operating segments were as follows:

 . Latitude360. Revenue for Latitude360, the Company's Internet Technology and e-Learning Services Group, decreased by $1.1 million (or 11.1 percent), from $10.2 million in the quarter ending March 31, 1999, to $9.1 million in the quarter ending March 31, 2000, representing 30.6 percent of the Company's revenue in 1999 and 29.4 percent of the Company's revenue in 2000. Key factors in revenue decreases resulted primarily from reductions in demand of the Company's IT services as compared to the first quarter of 1999. The Company is in the process of a major reorganization, as a result of diminished demand after the first quarter of 1999, shifting its emphasis to web related and e-Learning IT services.

 . Enterprise Systems Group. Revenue for the Enterprise Systems Group decreased by $1.3 million (or 10.9 percent), from $12.1 million in the quarter ending March 31, 1999, to $10.8 million in the quarter ending March 31, 2000, representing 36.4 percent of the Company's revenue in 1999 and 35.0 percent of the Company's revenue in 2000. The decrease in the Company's ERP revenue from 1999 to 2000 was attributable to the overall slowdown in the market for ERP software systems, generally recognized as due to the effects in 1999 of client focus on remediation of the year 2000 computer problem, and the resulting decrease in demand for the Company's ERP services.

 .  Manufacturing Performance Group. Revenue for the Manufacturing Performance
   Group increased by $17,400 (or 0.2 percent), from $10.95 million in the quarter ending March 31, 1999, to $10.97 million in the quarter ending March 31, 2000, representing 32.9 percent of the Company's revenue in 1999 and 35.6 percent of the Company's revenue in 2000. This marginal increase in revenue was the result of the normal completion of a proportion of the Company's on-going projects and their replacement with follow-on work at somewhat lower levels of revenue.

  Gross Profit. Gross profit for the total Company decreased by $4.1 million (or 37.8 percent), from $10.9 million in the quarter ending March 31, 1999, to $6.8 million in the quarter ending March 31, 2000, and decreased from 32.7 percent of revenue in 1999 to 21.9 percent of revenue in 2000. This decrease in gross profit as a percentage of revenue resulted primarily from decreases in staff utilization in the Company's Enterprise Resource Planning Services and Information Technology businesses, and increases in employee-related expenses and marketing expenses.

  In the first quarter of 2000 the Company changed the way it reports gross profit margins. Historically, the Company included selling expenses with cost of sales, creating an inconsistent comparison between RWD and comparable companies. Effective January 1, 2000, selling expenses are no longer included with cost of sales and are included in the SG&A line. Historical bottom line results obviously do not change, however, prior quarter comparisons are restated to reflect consistently this change. The amounts for the first quarter of 1999 were reclassified to conform to the 2000 period presentation.

Gross profit for individual operating segments were as follows:

 . Latitude360. Gross profit for Latitude360 decreased by 73.1 percent from $3.5 million in the quarter ending March 31, 1999, to $939,400 in the quarter ending March 31, 2000. Gross profit margin for Latitude360 decreased from
   34.3 percent of this segment's revenue in the first quarter of 1999 to 10.4 percent in 2000. This decrease in gross profit margin resulted primarily from decreased staff utilization and investments in the Company's capabilities in e-commerce and e-learning, as well as increased marketing expenditures.

 . Enterprise Systems Group. Gross profit for the Enterprise Systems Group decreased by 25.7 percent from $3.9 million in the quarter ending March 31, 1999, to $2.9 million in the quarter ending March 31, 2000. Gross profit margin for the Enterprise Systems Group decreased from 32.2 percent of this segment's revenue in the first quarter of 1999 to 26.9 percent in 2000. This decrease in gross profit margin resulted primarily from decreased staff utilization, as well as increased marketing and an increase in the reimbursable travel costs associated with a significant European-based project.

 .  Manufacturing Performance Group. Gross profit for the Manufacturing
   Performance Group decreased by 15.7 percent from $3.5 million in the quarter ending March 31, 1999, to $2.9 million in the quarter ending March 31, 2000. Gross profit margin for the Manufacturing Performance Group decreased from
   31.6 percent of this segment's revenue in the first quarter of 1999 to 26.6 percent in 2000. This decrease in gross profit margin resulted primarily from decreased staff utilization.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $759,000 (or 14.5 percent), from $5.2 million in the first quarter of 1999 to $6.0 million in the first quarter of 2000, increasing from 15.7 percent of revenue in 1999 to 19.4 percent of revenue in 2000. This increase in general and administrative expenses as a percentage of revenue resulted primarily from growth in corporate personnel and increases in employee-related expenses, as well as the lower revenue run-rate in the first quarter of 2000.

  Operating Income. As a result of the foregoing, the Company's operating income decreased by $4.9 million from $5.6 million in the first quarter of 1999 to $768,100 in the first quarter of 2000 and decreased from 16.9 percent of revenue in the first quarter of 1999 to 2.5 percent of revenue in the first quarter of 2000.

  Other Income. Other income was $460,600 in the first quarter of 1999 and $88,200 in the first quarter of 2000. The decrease in the dollar amount of other income resulted primarily from reduced interest income due to the use of cash for the Company's acquisition and share repurchases, as well as goodwill recognized in the first quarter of 2000 for the Merrimac acquisition.

  Net Income. Net income decreased by $3.3 million (or 85.8 percent), from $3.8 million in the first quarter of 1999 to $539,500 in the first quarter of 2000, decreasing from 11.4 percent of revenue in 1999 to 1.8 percent of revenue in 2000.

Liquidity and Capital Resources

  The Company's cash and investments were $26.2 million at March 31, 2000, compared to $28.2 million at December 31, 1999. Decreases in cash and investments at March 31, 2000, were attributable primarily to the increase in the Company's days sales outstanding in the first quarter of 2000 as a result of accounting support staff's diversion for its internal implementation of the SAP system. This trend of increased days sales outstanding is expected to be abated once the system is implemented on May 1, 2000. The Company's working capital was $46.4 million at March 31, 2000, and $47.1 million at December 31, 1999.

  The Company's operating activities provided cash of approximately $1.9 million for the three months ended March 31, 2000, compared to $864,300 for the same period in 1999. The cash provided from operations in the first three months of 2000 resulted primarily from decreases in trade accounts receivable and increases in accounts payable partially offset by increases in unbilled revenue.

  Investing activities used cash of $4.5 million in the three months ended March 31, 2000, compared to $2.1 million for the same period in 1999. Cash used for investing activities in the three months ended March 31, 2000, consisted primarily of the final payment on a note payable as a result of the purchase of Merrimac Interactive Media Corporation and the purchase of capital equipment.

  Financing activities provided cash of $282,200 in the three months ended March 31, 2000, compared to the use of $1.9 million for the same period in 1999. Cash provided by financing activities in the three months ended March 31, 2000, consisted of the issuance of the Company's common stock through the exercise of employee stock options in the first quarter of 2000. Cash used by financing activities in the three months ended March 31, 1999 consisted primarily of the repurchase of the Company's stock by the Company, partially offset by the issuance of the Company's common stock through the exercise of employee stock options.

  The Company has a $10.0 million unsecured revolving line of credit with a commercial bank, which bears interest at the 30-day, LIBOR rate (6.1 percent on March 31, 2000), plus 0.875 percent. The Company utilizes this line of credit to finance a portion of its working capital needs. There was no balance outstanding on the line of credit as of March 31, 2000 or December 31, 1999.

  During the three months ending March 31, 2000, the Company made $1.9 million in capital expenditures, primarily for office furniture, computer and office equipment, and leasehold improvements to support the growth in its professional and administrative staff. Capital expenditures currently are funded from available cash, although the Company may consider alternative financing methods, such as equipment leases or asset-based borrowings in future periods.

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

Item 2. Changes in Securities.

(c)     Issuance of Securities

        N/A


Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

        27. Financial Data Schedule

(b)     Current Reports on Form 8-K

        1.  Dated March 1, 2000; Filed March 15, 2000
            Re: Appointment of Outside Director

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RWD TECHNOLOGIES, INC.



                                   By:  /s/ William M. Bambarger, Jr.
                                        -----------------------------
                                      William M. Bambarger, Jr, CPA
                                      Vice President, Chief Financial Officer,
                                      and Director

Dated:______________

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Name                                           Capacity                               Date
-------------------------------          ----------------------------------------------  -------------------------
/s/ Robert W. Deutsch                    Chairman of the Board,
-------------------------------          Chief Executive Officer, and Director
Robert W. Deutsch

/s/ William M. Bambarger, Jr.            Vice President, Chief Financial Officer,
-------------------------------          and Director
William M. Bambarger, Jr.