Form 10-Q
period 2000-06-30
RWD TECHNOLOGIES INC
filed 2000-08-11
CIK 1032373

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2000


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

As of June 30, 2000, 14,979,049 shares of common stock $0.10 par value ("Common Stock") of the Registrant were outstanding.

                             RWD TECHNOLOGIES, INC.

                                     INDEX

                                   FORM 10-Q


                                                                                   Page
                                                                                   ----

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Condensed Balance Sheets as of June 30, 2000,                1
             (Unaudited) and December 31, 1999

             Consolidated Statements of Income for the Three Months and Six            2
             Months ended June 30, 2000, and 1999 (Unaudited)

             Consolidated Statements of Cash Flows for the Six Months ended            3
             June 30, 2000, and 1999 (Unaudited)

             Notes to Consolidated Financial Statements                                4

Item 2.      Management's Discussion and Analysis of Financial Condition               6
             and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About Market Risk               N/A

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                                        N/A

Item 2.      Changes in Securities                                                    N/A

Item 3.      Defaults Upon Senior Securities                                          N/A

Item 4.      Submission of Matters to a Vote of Security Holders                      11

Item 5.      Other Information                                                        N/A

Item 6.      Exhibits and Reports on Form 8-K                                         12

Signatures                                                                            13


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                (In thousands)



                                                                        June 30, 2000           December 31, 1999
                                                                    ----------------------    ----------------------
                                                                         (unaudited)
                               ASSETS
 CURRENT ASSETS:
      Cash and investments.........................................        $    24,722                $   28,214
      Contract accounts receivable, net............................             24,999                    21,731
      Costs and estimated earnings in excess of billings on
          uncompleted contracts....................................             18,419                     7,232
      Prepaid expenses and other...................................              1,651                     1,257
      Deferred tax asset...........................................                 --                        19
      Income tax refund receivable.................................                 --                     1,692
                                                                           -----------                ----------
          Total Current Assets.....................................             69,791                    60,145
 NET FIXED ASSETS..................................................             16,489                    11,464
 GOODWILL, net.....................................................             13,602                    13,421
 OTHER ASSETS......................................................                638                     2,231
                                                                           -----------                ----------
          Total Assets.............................................        $   100,520                $   87,261
                                                                           ===========                ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Accounts payable and accrued expenses........................        $    11,254                $    8,024
      Line of credit...............................................              4,762                        --
      Note payable.................................................                 --                     1,026
      Billings in excess of costs and estimated earnings on
          uncompleted contracts....................................              7,119                     4,005
      Deferred tax liability.......................................                264                        --
      Current portion of capital lease obligation..................                 19                        25
                                                                           -----------                ----------
          Total Current Liabilities................................             23,418                    13,080
 NONCURRENT LIABILITIES:
      Capital lease obligation, net of current portion.............                 20                        26
      Other liabilities............................................                532                       592
      Deferred tax liability.......................................                303                       222
                                                                           -----------                ----------
          Total Liabilities........................................             24,273                    13,920
                                                                           -----------                ----------
 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY:
      Common stock.................................................              1,498                     1,470
      Additional paid-in capital...................................             48,456                    47,210
      Accumulated comprehensive income.............................                  1                       (45)
      Retained earnings............................................             26,292                    24,706
                                                                           -----------                ----------
          Total Stockholders' Equity...............................             76,247                    73,341
                                                                           -----------                ----------
              Total Liabilities and Stockholders' Equity...........        $   100,520                $   87,261
                                                                           ===========                ==========

         See accompanying notes to consolidated financial statements.

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                       Consolidated Statements of Income
               (Unaudited) (In thousands, except per share data)



                                                          Three Months Ended June 30,                 Six Months Ended June 30,
                                                     ---------------------------------------    -----------------------------------
                                                            2000                 1999                  2000                 1999
                                                     ------------------   ------------------    -----------------    ---------------
Revenue.............................................     $    33,527          $    32,437           $    64,341          $    65,679
Cost of services....................................          25,562               23,394                49,621               45,782
                                                         -----------          -----------           -----------          -----------
    Gross profit....................................           7,965                9,043                14,720               19,897
General and administrative expenses.................           6,350                5,750                12,337               10,978
                                                         -----------          -----------           -----------          -----------
Operating income....................................           1,615                3,293                 2,383                8,919
Other income, net...................................              46                  397                   134                  857
                                                         -----------          -----------           -----------          -----------
    Income before taxes.............................           1,661                3,690                 2,517                9,776
Income tax provision................................             615                1,384                   932                3,666
                                                         -----------          -----------           -----------          -----------
    Net income......................................     $     1,046          $     2,306           $     1,585          $     6,110
                                                         ===========          ===========           ===========          ===========
    Diluted earnings per share......................     $      0.07          $      0.15           $      0.10          $      0.39
                                                         ===========          ===========           ===========          ===========
    Basic earnings per share........................     $      0.07          $      0.15           $      0.11          $      0.41
                                                         ===========          ===========           ===========          ===========
    Weighted average shares outstanding -
       Diluted calculation..........................          15,260               15,783                15,332               15,851
                                                         ===========          ===========           ===========          ===========
       Basic calculation............................          14,912               14,971                14,835               15,001
                                                         ===========          ===========           ===========          ===========


         See accompanying notes to consolidated financial statements.

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (Unaudited) (In thousands)



                                                                        Six Months Ended June 30,
                                                                    2000                       1999
                                                               --------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income..............................................     $   1,585                $   6,110
      Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization........................         3,026                    2,005
         Loss on sale of fixed assets.........................            26                        7
         Deferred income taxes................................            --                     (600)
         Effect of changes in:
            Contract accounts receivable......................        (3,350)                  (2,918)
            Costs and earnings in excess of
               billings on uncompleted contracts..............       (11,188)                  (1,078)
            Prepaid expense and other.........................         1,501                     (184)
            Accounts payable and accrued expenses.............         3,839                    2,240
            Billings  in excess of earnings on
               uncompleted contracts..........................         3,243                     (759)
            Other liabilities.................................           (60)                    (242)
                                                                   ---------                ---------
         Net cash from operating activities...................        (1,378)                   4,581
                                                                   ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         (Purchases)/sale of investments, net.................          (663)                   9,426
         Payments related to acquisition......................        (1,380)                 (15,342)
         Purchase of fixed assets.............................        (5,369)                  (3,056)
         Payments for other assets............................        (1,070)                     (56)
         Proceeds from sale of fixed assets...................             5                       18
                                                                   ---------                ---------
         Net cash from investing activities...................        (8,477)                  (9,010)
                                                                   ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal portion paid on capital lease..............            --                      (31)
         Borrowings under line of credit......................        12,832                       --
         Payments under line of credit  .....................         (8,070)                      --
         Note payable.........................................            --                    1,026
         Issuance of common stock.............................           891                      966
         Repurchase of common stock...........................            --                   (8,776)
                                                                   ---------                ---------
         Net cash from financing activities...................         5,653                   (6,815)
                                                                   ---------                ---------
NET DECREASE IN CASH AND CASH
   EQUIVALENTS...............................................         (4,202)                 (11,244)

Effect of exchange rate changes on cash......................              7                       --
CASH AND CASH EQUIVALENTS, beginning of period...............          3,760                   13,328
                                                                   ---------                ---------
CASH AND CASH EQUIVALENTS, end of period.....................      $    (435)               $   2,084
                                                                   =========                =========
Supplemental Cash Flow Disclosures:
         Income taxes paid....................................     $     539                $   5,167
                                                                   =========                =========
         Interest expense paid................................     $      33                $       2
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

     In the first quarter of 2000 the Company changed the way it reports gross profit margins. The Company previously included selling expenses with cost of sales and has now included these expenses with selling, general and administrative expenses. Historical bottom line results obviously do not change, however, prior quarter comparisons are restated to reflect consistently this change. The amounts for 1999 were reclassified to conform to the 2000 period presentation.

Comprehensive Income
--------------------

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income for the periods presented is listed below:


                                                             For the                       For the
                                                       Three Months Ended              Six Months Ended
                                                            June 30,                       June 30,
                                                    --------------------------    ---------------------------
                                                                         (in thousands)
                                                       2000           1999           2000            1999
                                                    -----------    -----------    ------------    -----------
Net Income as Reported                                 $1,046         $2,306              $1,585        $6,110
Effect of Unrealized Gains/(Loss) on
   Investments Available-for-Sale                          16            (40)                 39           (63)
Effect of Unrealized Gain on
   Foreign Exchange                                       (15)            --                   7            --
                                                     --------      ---------           ---------      --------
Comprehensive Net Income                               $1,047         $2,266              $1,631        $6,047
                                                     ========      =========           =========      ========


2.   Business Segments:

     The Company believes it has reportable operating segments, as defined by Statement of Financial Accounting Standards No. 131. The Company has identified three distinct operating segments: Latitude360; Enterprise Systems Group; and Manufacturing Performance Group.

     During the three months ended March 31, 2000, the Company changed its reportable segments from Information Technology, Enterprise Resource Planning, Lean Manufacturing Consulting, and Technology Performance Support; to Latitude360, Enterprise Systems Group, and Manufacturing Performance Group. The change was made to conform the Company's reporting to how it now manages its business. As a result, the Company has restated the results of the three months ended June 30, 1999 segment reporting disclosure to conform to its new segments.

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



                                                           Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                                           (in thousands)
                                                          2000           1999           2000          1999
                                                        ----------    -----------    -----------    ----------
Revenue (all external):
    Latitude360                                           $ 9,687       $11,480        $18,740        $21,662
    Enterprise Systems Group                               11,518         9,773         22,310         21,881
    Manufacturing Performance Group                        12,322        11,184         23,291         22,136
                                                       ----------   -----------    -----------     ----------
Total Revenue                                             $33,527       $32,437        $64,341        $65,679
                                                       ==========   ===========    ===========     ==========

Gross Profit:
    Latitude360                                           $ 1,068       $ 4,023        $ 2,007        $ 7,515
    Enterprise Systems Group                                3,096         1,570          5,998          5,474
    Manufacturing Performance Group                         3,801         3,450          6,715          6,908
                                                       ----------   -----------    -----------     ----------
Total Gross Profit                                        $ 7,965       $ 9,043        $14,720        $19,897
                                                       ==========   ===========    ===========     ==========

Depreciation and Amortization Expense Allocated To Segments:
    Latitude360                                           $   461       $   273        $   906        $   525
    Enterprise Systems Group                                  371           295            710            582
    Manufacturing Performance Group                           245           199            442            385
                                                       ----------   -----------    -----------     ----------
Total Allocated to Segments                                 1,077           767          2,058          1,492
Amount not Allocated to Segments                              561           271            968            513
                                                       ----------   -----------    -----------     ----------
Total Depreciation and Amortization Expense               $ 1,638       $ 1,038        $ 3,026        $ 2,005
                                                       ==========   ===========    ===========     ==========

Revenue (by geography):
    United States                                         $30,301       $29,848        $57,557        $59,867
    Non-United States                                       3,226         2,589          6,784          5,812
                                                       ----------   -----------    -----------     ----------
Total Revenue                                             $33,527       $32,437        $64,341        $65,679
                                                       ==========   ===========    ===========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Quarter Ended June 30, 2000, Compared to Quarter Ended June 30, 1999

     Revenue. Revenue for the total Company increased by $1.1 million (or 3.4 percent), from $32.4 million for the quarter ending June 30, 1999, to $33.5 million for the quarter ending June 30, 2000. Operating segment information is as follows:

     . Latitude360. Revenue for the Company's Latitude360 group decreased by $1.8 million (or 15.6 percent), from $11.5 million in the quarter ending June 30, 1999, to $9.7 million in the quarter ending June 30, 2000, representing 35.4 percent of the Company's revenue in 1999 and
         28.9 percent of the Company's revenue in 2000. The Latitude360 group's revenue moderated in the second quarter of 2000 over the same quarter in 1999 due primarily to reduced market demand for the Company's traditional IT related services. The Company is investing significantly in its e-solutions and e-learning capabilities as these types of services have greater future market potential.

     . Enterprise Systems. Revenue for the Company's Enterprise Systems group increased by $1.7 million (or 17.9 percent), from $9.8 million in the quarter ending June 30, 1999, to $11.5 million in the quarter ending June 30, 2000, representing 30.1 percent of the Company's revenue in 1999 and 34.4 percent of the Company's revenue in 2000. The Company's Enterprise Systems business increased due to a strong ERP market and partnerships with key ERP related companies.

     . Manufacturing Performance. Revenue for the Company's Manufacturing Performance group increased by $1.1 million (or 10.2 percent), from $11.2 million in the quarter ending June 30, 1999, to $12.3 million in the quarter ending June 30, 2000, representing 34.5 percent of the Company's revenue in 1999 and 36.7 percent of the Company's revenue in 2000. This increase in revenue was primarily attributable to a significant contract award in the quarter with a significant established client.

     Gross Profit. Gross profit for the total Company decreased by $1.1 million (or 11.9 percent), from $9.0 million in the quarter ending June 30, 1999, to $8.0 million in the quarter ending June 30, 2000, and decreased from 27.9 percent of revenue in 1999 to 23.8 percent of revenue in 2000. This decrease in gross profit as a percentage of revenue resulted primarily from decreases in staff utilization in the Company's Latitude360 group (its IT related business), and increases in other employee related expenses. Gross profit for individual operating segments were as follows:

     . Latitude360. Gross profit for Latitude360 decreased by 73.5 percent from $4.0 million in the quarter ending June 30, 1999, to $1.1 million in the quarter ending June 30, 2000. Gross profit margin for Latitude360 decreased from 35.0 percent of this segment's revenue in the second quarter of 1999 to 11.0 percent in 2000. This decrease in gross profit margin resulted primarily from decreases in staff utilization and reduced demand for the Company's traditional IT related services.

     .   Enterprise Systems. Gross profit for Enterprise Systems increased by
         97.2 percent from $1.6 million in the quarter ending June 30, 1999, to $3.1 in the quarter ending June 30, 2000. Gross profit margin for Enterprise Systems increased from 16.1 percent of this segment's revenue in the second quarter of 1999 to 26.9 percent in 2000. This significant increase in gross profit margin was due primarily to an increase in staff utilization as a result of enhanced marketing efforts and partnerships with key ERP related companies.

     . Manufacturing Performance. Gross profit for Manufacturing Performance increased by 10.2 percent from $3.5 million in the quarter ending June 30, 1999, to $3.8 million in the quarter ending June 30, 2000. Gross profit margin for Manufacturing Performance remained the same at 30.9 percent for each period. This increase in gross profit is primarily attributable to a significant contract award in the current quarter with a significant established client.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $600,500 (or 10.4 percent), from $5.7 million in the second quarter of 1999 to $6.4 million in the second quarter of 2000, increasing from 17.7 percent of revenue in 1999 to 18.9 percent of revenue in 2000. This increase in selling, general and administrative expenses as a percentage of revenue resulted primarily from increases in sales and marketing expenses, depreciation on capital equipment, and employee related expenses.

    Operating Income. As a result of the foregoing, the Company's operating income decreased by $1.7 million (or 51.0 percent), from $3.3 million in the second quarter of 1999 to $1.6 million in the second quarter of 2000 and decreased from 10.2 percent of revenue in the second quarter of 1999 to 4.8 percent of revenue in the second quarter of 2000.

     Other Income. Other income was $396,700 in the second quarter of 1999 and $46,200 in the second quarter of 2000. In both periods, this income consisted primarily of interest income from cash and investment balances partially offset by interest expense from the Company's line of credit and capital leases.

     Net Income. Net income decreased by $1.3 million (or 54.7 percent), from $2.3 million in the second quarter of 1999 to $1.0 million in the second quarter of 2000, decreasing from 7.1 percent of revenue in 1999 to 3.1 percent of revenue in 2000.


     Six Months Ended June 30, 2000, Compared to Six Months Ended June 30, 1999

     Revenue. Revenue for the total Company decreased by $1.3 million (or 2.0 percent), from $65.7 million for the six months ending June 30, 1999, to $64.3 million for the six months ending June 30, 2000. Operating segment information is as follows:

     . Latitude360. Revenue for Latitude360 decreased by $2.9 million (or 13.5 percent), from $21.7 million in the six months ending June 30, 1999, to $18.7 million in the six months ending June 30, 2000, representing 33.0 percent of the Company's revenue in 1999 and 29.1 percent of the Company's revenue in 2000. A key factor in the revenue decrease is a reduced demand for the Company's traditional IT related services. The Company is aggressively investing in this sector of the business to further enhance its image in the marketplace and return to traditional revenue and profit margin growth rates.

     . Enterprise Systems. Revenue for the Company's Enterprise Systems Group increased by $429,300 (or 2.0 percent), from $21.9 million in the six months ending June 30, 1999, to $22.3 million in the six months ending June 30, 2000, representing 33.3 percent of the Company's revenue in 1999 and 34.7 percent of the Company's revenue in 2000. This growth was due primarily to growth in the ERP related marketplace and increased revenue resulting from the Company's partnerships with key ERP related companies.

     . Manufacturing Performance. Revenue for the Company's Manufacturing Performance Group increased by $1.2 million (or 5.2 percent), from $22.1 million in the six months ending June 30, 1999, to $23.3 million in the six months ending June 30, 2000, representing 33.7 percent of the Company's revenue in 1999 and 36.2 percent of the Company's revenue in 2000. This increase in revenue was primarily attributable to a significant contract award with an existing client, and overall increases in billing rates charged to clients.

     Gross Profit. Gross profit for the total Company decreased by $5.2 million (or 26.0 percent), from $19.9 million in the six months ending June 30, 1999, to $14.7 million in the six months ending June 30, 2000, and decreased from 30.3 percent of revenue in 1999 to 22.9 percent of revenue in 2000. Gross profit for individual operating segments were as follows:

     . Latitude360. Gross profit for Latitude360 decreased by 73.3 percent from $7.5 million in the six months ending June 30, 1999, to $2.0 million in the six months ending June 30, 2000. Gross profit margin for Latitude360 decreased from 34.7 percent of this segment's revenue in the first six months of 1999 to 10.7 percent in 2000. This decrease in gross profit margin resulted primarily from decreases in staff utilization as demand for the Company's traditional IT related services decreased.

     .   Enterprise Systems. Gross profit for Enterprise Systems increased by
         9.6 percent from $5.5 million in the six months ending June 30, 1999, to $6.0 million in the six months ending June 30, 2000. Gross profit margin for Enterprise Systems increased from 25.0 percent of this segment's revenue in the first six months of 1999 to 26.9 percent in 2000. This increase in gross profit margin was primarily attributed to increases in staff utilization from the increase in business level from the first half of 1999.

     . Manufacturing Performance. Gross profit for Manufacturing Performance decreased by 2.8 percent from $6.9 million in the six months ending June 30, 1999, to $6.7 million in the six months ending June 30, 2000. Gross profit margin for Manufacturing Performance decreased from 31.2 percent of this segment's revenue in the first six months of 1999 to
         28.8 percent in 2000. This decrease in gross profit margin resulted primarily from a slow first quarter of 2000 as a result of a contract deferral from a significant automotive client.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.4 million (or 12.4 percent), from $11.0 million in the six months ending June 30, 1999 to $12.3 million in the same period of 2000, increasing from 16.7 percent of revenue in 1999 to 19.2 percent of revenue in 2000. This increase in selling, general and administrative expenses as a percentage of revenue resulted primarily from increases in sales and marketing expenses, depreciation on capital equipment, and legal and accounting fees, partially offset by decreases as a percentage of revenue in facility rent expense.

    Operating Income. As a result of the foregoing, the Company's operating income decreased by $6.5 million (or 73.3 percent), from $8.9 million in the six months ending June 30, 1999 to $2.4 million in the same period of 2000 and decreased from 13.6 percent of revenue in the six months ending June 30, 1999 to
3.7 percent of revenue in the same period of 2000.

     Other Income. Other income was $857,300 for the six months ending June 30, 1999 and $134,400 for the same period of 2000. In both periods, this income consisted primarily of interest income from cash and investment balances partially offset by interest expense from the Company's line of credit and capital leases.

     Net Income. Net income decreased by $4.5 million (or 74.1 percent), from $6.1 million in the six months ending June 30, 1999 to $1.6 million in the same period of 2000, decreasing from 9.3 percent of revenue in 1999 to 2.5 percent of revenue in 2000.

Liquidity and Capital Resources

    The Company's cash and investments were $24.7 million at June 30, 2000, compared to $28.2 million at December 31, 1999. Decreases in cash and investments at June 30, 2000 were attributable primarily to the continued slowness of client invoicing as a result of the Company's implementation of a new accounting system and the purchase of capital equipment. The Company's working capital was $46.4 million at June 30, 2000, and $47.1 million at December 31, 1999.

     The Company's operating activities used cash of approximately $1.4 million for the six months ended June 30, 2000, compared to providing $4.6 million for the same period in 1999. The cash used by operations in the first six months of 2000 resulted primarily from a reduction in net income, increases in trade accounts receivable and unbilled revenue.

    Investing activities used cash of $8.5 million in the six months ended June 30, 2000, compared to $9.0 million for the same period in 1999. Cash used for investing activities in the six months ended June 30, 2000, consisted primarily of the purchase of capital equipment, funded by the sale of marketable securities, and the final note payments for the purchase of Merrimac Interactive Media Corporation.

     Financing activities provided cash of $5.7 million in the six months ended June 30, 2000, compared to the use of $6.8 million for the same period in 1999. Cash provided by financing activities in the six months ended June 30, 2000 consisted of net borrowings under the Company's operating line of credit and proceeds from the issuance of common stock due to the exercise of employee stock options.

     The Company has a $10.0 million unsecured revolving line of credit with a commercial bank, which bears interest at the 30-day, LIBOR rate (6.6 percent on June 30, 2000) plus 0.875 percent. The Company utilizes this line of credit to finance a portion of its working capital needs. There was $4.8 million outstanding on the line of credit as of June 30, 2000, and zero outstanding on December 31, 1999.

    During the six months ending June 30, 2000, the Company made $7.1 million in capital expenditures, primarily for office furniture, computer and office equipment, and leasehold improvements to support the growth in its professional and administrative staff. Capital expenditures currently are funded from available cash, although the Company may consider alternative financing methods, such as equipment leases or asset-based borrowings in future periods.

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

(b) The annual meeting of stockholders of the Company was held on April 28, 2000, and approved the following matters:

(c)      (1)      Election of Directors

         The following director was elected to serve as a Class I director to serve until the 2001 annual meeting of stockholders:

                    Name                       For                Withheld               Against
                    ----                       ---                --------               -------
          William M. Bambarger, Jr.         13,577,537            258,357                    0

         The following directors were elected to serve as Class III directors to serve until the 2003 annual meeting of stockholders:


                   Name                      For                Withheld               Against
                   ----                      ---                --------               -------
          James R. Kinney                 13,577,537             258,357                   0
          Jerry P. Malec                  13,577,537             258,357                   0
          Robert T. O'Connell             13,577,537             258,357                   0
          Jeffrey W. Wendel               13,577,537             258,357                   0


(2) The approval of the Company's amendment to the 1998 Omnibus Stock Incentive
Plan:


                     For                    Against               Abstain
                     ---                    -------               -------

                  10,755,092               1,161,058               5,345

(3) The ratification of the appointment by the Board of Directors of Arthur Andersen, LLP as auditors of the Company.

                     For                  Against               Abstain
                     ---                  -------               -------

                  13,829,124               5,291                  1,479


Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

          4. Amended 1998 Omnibus Stock Incentive Plan
          27. Financial Data Schedule

(b)       Current Reports on Form 8-K

          N/A

                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                         RWD TECHNOLOGIES, INC.



                         By:  /s/ Robert T. O'Connell
                              ------------------------------------------
                              Robert T. O'Connell
                              Senior Vice President, Chief Financial Officer Treasurer, and Director

Dated: August 11, 2000

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


               Name                                   Capacity                                           Date
               ----                                   --------                                           ----

/s/ Robert W. Deutsch                       Chairman of the Board,                                   August 11, 2000
------------------------------------        Chief Executive Officer, and Director
Robert W. Deutsch

/s/ Robert T. O'Connell                     Senior Vice President, Chief Financial Officer,          August 11, 2000
------------------------------------        Treasurer, and Director
Robert T. O'Connell