Form 10-Q
period 2000-09-30
RWD TECHNOLOGIES INC
filed 2000-11-14
CIK 1032373

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

   [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000


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

As of September 30, 2000, 15,039,099 shares of common stock $0.10 par value ("Common Stock") of the Registrant were outstanding.

                            RWD TECHNOLOGIES, INC.

                                     INDEX

                                   FORM 10-Q

                                                                                                   Page
                                                                                                   ----
PART I - FINANCIAL INFORMATION
Item 1.      Financial Statements
             Consolidated Condensed Balance Sheets as of September 30,                              1
             2000, (Unaudited) and December 31, 1999

             Consolidated Statements of Income for the Three Months and                             2
             Nine Months ended September 30, 2000, and 1999 (Unaudited)

             Consolidated Statements of Cash Flows for the Nine Months                              3
             ended September 30, 2000, and 1999 (Unaudited)

             Notes to Consolidated Financial Statements                                             4

Item 2.      Management's Discussion and Analysis of Financial Condition                            6
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                 (In thousands)

                                                                     September 30, 2000         December 31, 1999
                                                                    ---------------------     ---------------------
                                                                         (unaudited)
                               ASSETS
 CURRENT ASSETS:
      Cash and investments.......................................          $    25,556               $    28,214
      Contract accounts receivable, net..........................               28,166                    21,731
      Costs and estimated earnings in excess of billings on
          uncompleted contracts..................................               15,807                     7,232
      Prepaid expenses and other.................................                1,934                     1,257
      Deferred tax asset.........................................                   --                        19
      Income tax refund receivable...............................                   --                     1,692
                                                                    ----------------------     ---------------------
          Total Current Assets...................................               71,463                    60,145
 NET FIXED ASSETS................................................               16,257                    11,464
 GOODWILL, net...................................................               13,423                    13,421
 OTHER ASSETS....................................................                  611                     2,231
                                                                    ----------------------    ----------------------
          Total Assets...........................................          $   101,754               $    87,261
                                                                    ======================     =====================

                LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Accounts payable and accrued expenses......................          $    13,913               $     8,024
      Line of credit.............................................                6,532                        --
      Note payable...............................................                   --                     1,026
      Billings in excess of costs and estimated earnings on
          uncompleted contracts..................................                2,200                     4,005
      Deferred tax liability.....................................                  264                        --
      Current portion of capital lease obligation................                   27                        25
                                                                    ----------------------     ---------------------
          Total Current Liabilities..............................               22,936                    13,080
 NONCURRENT LIABILITIES:
      Capital lease obligation, net of current portion                               6                        26
      Other liabilities..........................................                  532                       592
      Deferred tax liability.....................................                  303                       222
                                                                    ----------------------     ---------------------
          Total Liabilities......................................               23,777                    13,920
                                                                    ----------------------     ---------------------
 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY:
      Common stock...............................................                1,504                     1,470
      Additional paid-in capital.................................               48,631                    47,210
      Accumulated comprehensive income...........................                   43                       (45)
      Retained earnings..........................................               27,799                    24,706
                                                                    ----------------------     ---------------------
          Total Stockholders' Equity.............................               77,977                    73,341
                                                                    ----------------------     ---------------------
              Total Liabilities and Stockholders' Equity.........          $   101,754               $    87,261
                                                                    ======================     =====================

          See accompanying notes to consolidated financial statements.

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                       Consolidated Statements of Income
               (Unaudited) (In thousands, except per share data)

                                                Three Months Ended September 30,            Nine Months Ended September 30,
                                          -----------------------------------------     --------------------------------------
                                                  2000                  1999                  2000                 1999
                                          -------------------     -----------------     -----------------    -----------------

Revenue...................................            $35,670               $29,096              $100,011              $94,775
Cost of services..........................             26,296                23,278                75,917               69,059
                                          -------------------     -----------------     -----------------    -----------------
  Gross profit............................              9,374                 5,818                24,094               25,716
Selling, general and administrative
 expenses.................................              6,899                 5,921                19,236               16,900
                                          -------------------     -----------------     -----------------    -----------------
Operating  income (loss)..................              2,475                  (103)                4,858                8,816
Other income, net.........................                (82)                  135                    52                  993
                                          -------------------     -----------------     -----------------    -----------------
  Income before taxes.....................              2,393                    32                 4,910                9,809
Income tax provision......................                885                    12                 1,817                3,678
                                          -------------------     -----------------     -----------------    -----------------
  Net income..............................            $ 1,508               $    20              $  3,093              $ 6,131
                                          ===================     =================     =================    =================

  Diluted earnings per share..............            $  0.10               $  0.00              $   0.20              $  0.39
                                          ===================     =================     =================    =================
  Basic earnings per share................            $  0.10               $  0.00              $   0.21              $  0.41
                                          ===================     =================     =================    =================

  Weighted average shares outstanding -
   Diluted calculation....................             15,706                15,156                15,457               15,620
                                          -------------------     -----------------     -----------------    -----------------
   Basic calculation......................             15,012                14,481                14,894               14,828
                                          ===================     =================     =================    =================


         See accompanying notes to consolidated financial statements.

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (Unaudited) (In thousands)

                                                                  Nine Months Ended September 30,
                                                                    2000                    1999
                                                              ----------------        ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................            $  3,093             $  6,131
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization......................               4,789                3,264
     Loss on sale of fixed assets.......................                   2                    6
     Deferred income taxes..............................                  --                 (900)
     Effect of changes in:
       Contract accounts receivable.....................              (6,560)              (3,037)
       Costs and earnings in excess of
         billings on uncompleted contracts..............              (8,575)              (3,254)
       Prepaid expense and other........................               1,130                  304
       Accounts payable and accrued expenses............               6,729                3,916
       Billings in excess of earnings on
         uncompleted contracts..........................              (1,677)                (926)
       Other liabilities................................                 (60)                (242)
                                                               -------------        -------------
     Net cash from operating activities.................              (1,129)               5,262
                                                               -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Purchases)/sale of investments, net...............                (982)              10,955
     Payments related to acquisition....................              (1,380)             (15,377)
     Purchase of fixed assets...........................              (6,727)              (4,513)
     Payments for other assets..........................              (1,042)                (825)
     Proceeds from sale of fixed assets.................                  54                   39
                                                               -------------        -------------
     Net cash from investing activities.................             (10,077)              (9,721)
                                                               -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal portion paid on capital lease............                  --                  (32)
     Borrowings under line of credit....................              31,380                1,265
     Payments under line of credit......................             (24,848)
     Issuance of common stock...........................                 946                1,045
     Repurchase of common stock.........................                  --               (8,776)
                                                               -------------        -------------
     Net cash from financing activities.................               7,478               (6,498)
                                                               -------------        -------------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS..........................................              (3,728)             (10,957)
Effect of exchange rate changes on cash.................                  34                   --
CASH AND CASH EQUIVALENTS, beginning of period..........               3,760               13,328
                                                               -------------        -------------
CASH AND CASH EQUIVALENTS, end of period................            $     66             $  2,371
                                                               =============        =============
Supplemental Cash Flow Disclosures:
     Income taxes paid..................................            $  1,533             $  5,511
                                                               =============        =============
     Interest expense paid..............................            $    120             $      2
                                                               =============        =============


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

Basis of Presentation
---------------------

  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 1999, included in the Company's Annual Report on Form 10-K.

  In the first quarter of 2000 the Company changed the way it reports gross profit margins. The Company previously included selling expenses with cost of sales and has now included these expenses with selling, general and administrative expenses. Historical bottom line results obviously do not change; however, prior quarter comparisons are restated to reflect consistently this change. The amounts for 1999 were reclassified to conform to the 2000 period presentation.

Comprehensive Income
--------------------

  Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income for the periods presented is listed below:

                                                            For the                              For the
                                                       Three Months Ended                   Nine Months Ended
                                                         September 30,                        September 30,
                                               -------------------------------      -------------------------------
                                                                           (in thousands)
                                                    2000              1999               2000              1999
                                               -------------     -------------      -------------     -------------
Net Income as Reported                                $1,508             $  20             $3,093            $6,131
Effect of Unrealized Gains/(Loss) on
   Investments Available-for-Sale                         14               (52)                54              (115)
Effect of Unrealized Gain on
   Foreign Exchange                                       27                --                 34                --
                                               -------------     -------------      -------------     -------------
Comprehensive Net Income (Loss)                        1,549             $ (32)            $3,181            $6,016
                                               =============     =============      =============     =============

2.    Business Segments:

  The Company believes it has reportable operating segments, as defined by Statement of Financial Accounting Standards No. 131. The Company has identified three distinct operating segments: Latitude360; Enterprise Systems Group; and Manufacturing Performance Group.

  During the three months ended March 31, 2000, the Company changed its reportable segments from Information Technology, Enterprise Resource Planning, Lean Manufacturing Consulting, and Technology Performance Support; to Latitude360, Enterprise Systems Group, and Manufacturing Performance Group. The change was made to conform the Company's reporting to how it now manages its business. As a result, the Company has restated the results of the three and nine months ended September 30, 1999 segment reporting disclosure to conform to its new segments.

  The accounting policies for these segments are the same as those described in the summary of significant accounting policies. Depreciation and amortization expense is reported in each operating segment. However, the Company's tangible assets are not managed as distinct asset groups. All tangible assets not specifically identified to a segment are recorded at the corporate level with depreciation expense allocated to operating segments based on headcount. Interest expense, interest income, and income taxes are reported at the corporate level only and are not disclosed below.

                                                      Three Months Ended                   Nine Months Ended
                                                         September 30,                       September 30,
                                                                           (in thousands)
                                                   2000              1999               2000              1999
                                               -------------     -------------     --------------     -------------
Revenue (all external):
    Latitude360                                      $ 9,747           $ 9,478           $ 28,487           $31,141
    Enterprise Systems Group                          13,066             7,983             35,376            29,864
    Manufacturing Performance Group                   12,857            11,635             36,148            33,770
                                               -------------     -------------     --------------     -------------
Total Revenue                                        $35,670           $29,096           $100,011           $94,775
                                               =============     =============     ==============     =============

Gross Profit:
    Latitude 360                                     $ 1,721           $ 1,330           $  3,728           $ 8,844
    Enterprise Systems Group                           4,059               670             10,057             6,145
    Manufacturing Performance Group                    3,594             3,818             10,309            10,727
                                               -------------     -------------     --------------     -------------
Total Gross Profit                                   $ 9,374           $ 5,818           $ 24,094           $25,716
                                               =============     =============     ==============     =============

Depreciation and Amortization Expense Allocated To Segments
    Latitude360                                      $   467           $   330           $  1,374           $   854
    Enterprise Systems Group                             399               301              1,109               883
    Manufacturing Performance Group                      268               210                710               596
                                               -------------     -------------     --------------     -------------
Total Allocated to Segments                            1,134               841              3,193             2,333
Amount not Allocated to Segments                         629               418              1,596               931
                                               -------------     -------------     --------------     -------------
Total Depreciation and Amortization Expense          $ 1,763           $ 1,259           $  4,789           $ 3,264
                                               =============     =============     ==============     =============

Revenue (by geography)
    United States                                    $32,404           $26,035           $ 89,961           $85,902
    Non-United States                                  3,266             3,061             10,050             8,873
                                               -------------     -------------     --------------     -------------
Total Revenue                                        $35,670           $29,096           $100,011           $94,775
                                               =============     =============     ==============     =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

  Quarter Ended September 30, 2000, Compared to Quarter Ended September 30, 1999

  Revenue. Revenue for the total Company increased by $6.6 million (or 22.6 percent), from $29.1 million for the quarter ending September 30, 1999, to $35.7 million for the quarter ending September 30, 1999. Operating segment information is as follows:

 . Latitude360. Revenue for the Company's Latitude360 group increased by $0.3 million (or 2.8 percent), from $9.5 million in the quarter ending September 30, 1999, to $9.7 million in the quarter ending September 30, 2000, representing 32.6 percent of the Company's revenue in 1999 and 27.3 percent of the Company's revenue in 2000. The Latitude360 group's revenue increased moderately in the third quarter of 2000 over the same quarter in 1999. The Company is investing significantly in its eSolutions and eLearning capabilities as these types of services have significant future market potential.

 . Enterprise Systems. Revenue for the Company's Enterprise Systems group increased by $5.1 million (or 63.7 percent), from $8.0 million in the quarter ending September 30, 1999, to $13.1 million in the quarter ending September 30, 2000, representing 27.4 percent of the Company's revenue in 1999 and 36.6 percent of the Company's revenue in 2000. The Company's Enterprise Systems business increased due to a strong ERP market and relationships with key ERP related companies.

 .  Manufacturing Performance. Revenue for the Company's Manufacturing
   Performance group increased by $1.2 million (or 10.5 percent), from $11.6 million in the quarter ending September 30, 1999, to $12.9 million in the quarter ending September 30, 2000, representing 40.0 percent of the Company's revenue in 1999 and 36.1 percent of the Company's revenue in 2000. This increase in revenue was primarily attributable to work performed in the current quarter under a significant contract with an important established client.

   Gross Profit. Gross profit for the total Company increased by $3.6 million (or 61.1 percent), from $5.8 million in the quarter ending September 30, 1999, to $9.4 million in the quarter ending September 30, 2000, and increased from
20.0 percent of revenue in 1999 to 26.3 percent of revenue in 2000. This increase in gross profit as a percentage of revenue resulted primarily from higher rates and a favorable mix of business. Gross profit for individual operating segments were as follows:

 . Latitude360. Gross profit for Latitude360 increased by 29.4 percent from $1.3 million in the quarter ending September 30, 1999, to $1.7 million in the quarter ending September 30, 2000. Gross profit margin for Latitude360 increased from 14.0 percent of this segment's revenue in the third quarter of 1999 to 17.7 percent in 2000. This increase in gross profit margin resulted primarily from higher workforce utilization.

 .  Enterprise Systems. Gross profit for Enterprise Systems increased by 505.4 percent from $0.7 million in the quarter ending September 30, 1999, to $4.1 million in the quarter ending September 30, 2000. Gross profit margin for Enterprise Systems increased from 8.4 percent of this segment's revenue in the third quarter of 1999 to 31.1 percent in 2000. This significant increase in gross profit margin was due primarily to an increase in staff utilization and higher billing rates.

 . Manufacturing Performance. Gross profit for Manufacturing Performance decreased by 5.9 percent from $3.8 million in the quarter ending September 30, 1999, to $3.6 million in the quarter ending September 30, 2000. Gross profit margin for Manufacturing Performance decreased from 32.8 percent of this segment's revenue in the third quarter of 1999 to 28.0 percent in 2000. This decrease in gross profit is primarily attributable to lower base rates of a significant incentives-type contract in 2000 with a significant established client.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $977,400 (or 16.5 percent), from $5.9 million in the third quarter of 1999 to $6.9 million in the third quarter of 2000, decreasing from 20.4 percent of revenue in 1999 to 19.3 percent of revenue in 2000. This decrease in selling, general and administrative expenses as a percentage of revenue resulted primarily from the significant increase in sales from the low level of 1999 without a required proportionate increase in such expenses.

   Operating Income. As a result of the foregoing, the Company's operating income increased by $2.6 million from an operating loss of $0.1 million in the third quarter of 1999 to $2.5 million in the third quarter of 2000 and increased from a negative 0.4 percent of revenue in the third quarter of 1999 to 6.9 percent of revenue in the third quarter of 2000.

   Other Income. Other income was $135,000 in the third quarter of 1999 and a loss of $82,000 in the third quarter of 2000. This income consisted primarily of interest income from cash and investment balances partially offset by interest expense from the Company's line of credit and capital leases.

   Net Income. Net income increased by $1.5 million from $20,400 in the third quarter of 1999 to $1.5 million in the third quarter of 2000, increasing from
0.1 percent of revenue in 1999 to 4.2 percent of revenue in 2000.

   Nine Months Ended September 30, 2000, Compared to Nine Months Ended September 30, 1999

   Revenue. Revenue for the total Company increased by $5.2 million (or 5.5 percent), from $94.8 million for the nine months ending September 30, 1999, to $100.0 million for the nine months ending September 30, 2000. Operating segment information is as follows:

 . Latitude360. Revenue for Latitude360 decreased by $2.7 million (or 8.5 percent), from $31.1 million in the nine months ending September 30, 1999, to $28.5 million in the nine months ending September 30, 2000, representing 32.9 percent of the Company's revenue in 1999 and 28.5 percent of the Company's revenue in 2000. A key factor in the revenue decrease is a reduced demand for the Company's traditional IT related services. The Company is aggressively investing in the eSolutions and eLearning business sectors of the business to further enhance its image in the marketplace and return to traditional revenue and profit margin growth rates.

 . Enterprise Systems. Revenue for the Company's Enterprise Systems Group increased by $5.5 million (or 18.5 percent), from $29.9 million in the nine months ending September 30, 1999, to $35.4 million in the nine months ending September 30, 2000, representing 31.5 percent of the Company's revenue in 1999 and 35.4 percent of the Company's revenue in 2000. This growth was due primarily to growth in the ERP related marketplace and increased revenue resulting from the Company's relationships with key ERP related companies.

 .  Manufacturing Performance. Revenue for the Company's Manufacturing
   Performance Group increased by $2.4 million (or 7.0 percent), from $33.8 million in the nine months ending September 30, 1999, to $36.1 million in the nine months ending September 30, 2000, representing 35.6 percent of the Company's revenue in 1999 and 36.1 percent of the Company's revenue in 2000. This increase in revenue was primarily attributable to services provided under a significant contract with an existing client, and overall increases in billing rates charged to clients.

   Gross Profit. Gross profit for the total Company decreased by $1.6 million (or 6.3 percent), from $25.7 million in the nine months ending September 30, 1999, to $24.1 million in the nine months ending September 30, 2000, and decreased from 27.1 percent of revenue in 1999 to 24.1 percent of revenue in 2000. Gross profit for individual operating segments were as follows:

 . Latitude360. Gross profit for Latitude360 decreased by 57.8 percent from $8.8 million in the nine months ending September 30, 1999, to $3.7 million in the nine months ending September 30, 2000. Gross profit margin for Latitude360 decreased from 28.4 percent of this segment's revenue in the first nine months of 1999 to 13.1 percent in 2000. This decrease in gross profit margin resulted primarily from decreases in staff utilization as demand for the Company's traditional IT related services decreased.

 . Enterprise Systems. Gross profit for Enterprise Systems increased by 63.7 percent from $6.1 million in the nine months ending September 30, 1999, to $10.1 million in the nine months ending September 30, 2000. Gross profit margin for Enterprise Systems increased from 20.6 percent of this segment's revenue in the first nine months of 1999 to 28.4 percent in 2000. This increase in gross profit margin was primarily attributed to higher billing rates and increases in staff utilization reflecting the increase in business level from the first nine months of 1999.

 . Manufacturing Performance. Gross profit for Manufacturing Performance decreased by 3.9 percent from $10.7 million in the nine months ending September 30, 1999, to $10.3 million in the nine months ending September 30, 2000. Gross profit margin for Manufacturing Performance decreased from 31.8 percent of this segment's revenue in the first nine months of 1999 to 28.5 percent in 2000. This decrease in gross profit margin resulted primarily from lower base billing rates on an incentives-type contract with a significant automotive client.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.3 million (or 13.8 percent), from $16.9 million in the nine months ending September 30, 1999 to $19.2 million in the same period of 2000, increasing from 17.8 percent of revenue in 1999 to 19.2 percent of revenue in 2000. This increase in selling, general and administrative expenses as a percentage of revenue resulted primarily from increases in sales and marketing expenses, depreciation on capital equipment, and legal and accounting fees, partially offset by a decrease in facility rent expense as a percentage of revenue.

   Operating Income. As a result of the foregoing, the Company's operating income decreased by $4.0 million (or 44.9 percent), from $8.8 million in the nine months ending September 30, 1999 to $4.9 million in the same period of 2000 and decreased from 9.3 percent of revenue in the nine months ending September 30, 1999 to 4.9 percent of revenue in the same period of 2000.

   Other Income. Other income was $993,000 for the nine months ending September 30, 1999 and $52,000 for the same period of 2000. This income consisted primarily of interest income from cash and investment balances partially offset by interest expense from the Company's line of credit and capital leases.

   Net Income. Net income decreased by $3.0 million (or 49.5 percent), from $6.1 million in the nine months ending September 30, 1999 to $3.1 million in the same period of 2000, decreasing from 6.5 percent of revenue in 1999 to 3.1 percent of revenue in 2000.

Liquidity and Capital Resources

  The Company's cash and investments were $25.6 million at September 30, 2000, compared to $28.2 million at December 31, 1999. The decrease in cash and investments at September 30, 2000 was attributable to slower client invoicing as a result of the Company's implementation of a new accounting system and the greater working capital requirements of a higher level of business. The Company's working capital was $48.5 million at September 30, 2000, and $47.1 million at December 31, 1999.

  The Company's operating activities used cash of approximately $1.1 million for the nine months ended September 30, 2000, compared to providing $5.3 million for the same period in 1999. The cash used by operations in the first nine months of 2000 resulted primarily from a reduction in net income and increases in trade accounts receivable and unbilled revenue, partially offset by an increase in accounts payable.

  Investing activities used cash of $10.1 million in the nine months ended September 30, 2000, compared to $9.7 million for the same period in 1999. Cash used for investing activities in the nine months ended September 30, 2000, consisted primarily of the purchase of capital equipment, funded by use of the Company's line of credit.

  Financing activities provided cash of $7.5 million in the nine months ended September 30, 2000, compared to the use of $6.5 million for the same period in 1999. Cash provided by financing activities in the nine months ended September 30, 2000 consisted of net borrowings under the Company's operating line of credit and proceeds from the issuance of common stock due to the exercise of employee stock options.

  The Company has a $10.0 million unsecured revolving line of credit with a commercial bank, which bears interest at the 30-day, LIBOR rate (6.6 percent on September 30, 2000) plus 0.875 percent. The Company utilizes this line of credit to finance a portion of its working capital needs. There was $6.5 million outstanding on the line of credit as of September 30, 2000, and zero outstanding on December 31, 1999.

  During the nine months ending September 30, 2000, the Company made $8.4 million in capital expenditures, primarily for office furniture, computer and office equipment, and leasehold improvements to support the growth in its worldwide office structure. Capital expenditures currently are funded from available cash, although the Company may consider alternative financing methods, such as equipment leases or asset-based borrowings in future periods.

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

                                   RWD TECHNOLOGIES, INC.



                                   By:/s/ Robert T. O'Connell
                                      ---------------------------------------
                                      Robert T. O'Connell
                                      Senior Vice President, Chief Financial
                                       Officer, and Director
Dated: November 13, 2000

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

      Name                                        Capacity                                     Date
      ----                                        --------                                     ----
/s/ Robert W. Deutsch                Chairman of the Board,                               November 13, 2000
-----------------------------        Chief Executive Officer, and Director
Robert W. Deutsch

/s/ Robert T. O'Connell              Senior Vice President, Chief Financial Officer,      November 13, 2000
-----------------------------        and Director
Robert T. O'Connell