Form 10-K
period 2000-12-31
RWD TECHNOLOGIES INC
filed 2001-03-27
CIK 1032373

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

       For the fiscal year ended            Commission File No. 0-22145
           December 31, 2000

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

                                Title of Class:
                                ---------------
                    Common Stock, par value $0.10 per share

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ___
                                              ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [_] or any amendment to this Form 10-K [_].

   As of March 9, 2001, the aggregate market value of the voting stock held by nonaffiliates was approximately $19,381,000.

   As of March 9, 2001, 15,160,112 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Specified portions of the definitive Proxy Statement for the Annual Meeting of Stockholders, of RWD Technologies, Inc., are incorporated by reference in Part III.

================================================================================

                             RWD TECHNOLOGIES, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS


                                                   PART I
ITEM 1.     BUSINESS.................................................................................  1
ITEM 2.     PROPERTIES...............................................................................  7
ITEM 3.     LEGAL PROCEEDINGS........................................................................  8
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................  8

                                                  PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................  8
ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA.....................................................  9
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.... 10
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK................................ 17
ITEM 8.     FINANCIAL STATEMENTS..................................................................... 17
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..... 17

                                                 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF RWD TECHNOLOGIES, INC................................ 17
ITEM 11.    EXECUTIVE COMPENSATION................................................................... 17
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................... 17
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................... 17

                                                 PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K........................ 18
SIGNATURES.......................................................................................... 19

                                    PART I

Item 1.  Business

  RWD Technologies, Inc., ("RWD" or the "Company") provides a broad range of integrated products and solutions designed to improve the productivity and effectiveness of workers in complex operating environments. As the scope and complexity of technology used by businesses accelerates and the global business environment becomes more competitive, companies are increasingly focused on maximizing the return on their advanced technology and eCommerce investments. To achieve this goal, companies must ensure their employees receive effective support, including information systems, performance support tools, manufacturing processes, documentation systems, and training to operate these advanced systems effectively.

  Since the Company's founding in 1988, it has expanded its services to meet the needs of its clients and to address market demands. As the business evolves, strategic initiatives focus on aligning the organization to best serve the customers, emphasizing learning products, expanding strategic partnerships, and pursuing additional international business. One of the Company's strategic initiatives in 2000 was a major reorganization into three autonomous operating groups. These service segments are: Enterprise Systems, which provides products and services supporting the implementation of enterprise-wide software products and applications; Manufacturing Performance, which addresses all aspects of manufacturing processes in order to promote continuous improvements; and Latitude360, which encompasses the design and delivery of information to end users of technology as well as Web-based training. Each segment leverages the technological capabilities of the other groups and pursues integrated marketing to deliver a broad array of solutions to its clients including:

  .  Customer Relationship Management ("CRM") systems
  .  Web-based solutions for workplace performance support
  .  Enterprise Resource Planning ("ERP") services
  .  Lean manufacturing consulting
  .  Custom software development and systems integration
  .  Knowledge management systems and services
  .  Project management consulting
  .  Change management
  .  eLearning
  . Plant and manufacturing line start-up and troubleshooting services . Web content management
  .  Data warehouse services

  Examples of specific solutions RWD provides to its clients are Internet/intranet applications, enhanced user interface ("EUI") systems, electronic performance support systems ("EPPS"), electronic document management systems ("EDMS"), machinery diagnostic systems, and sales force automation.

  The Company's products and services are designed to improve its clients' product quality, worker productivity, and competitiveness and to ensure its clients receive an attractive return on their technology investments. RWD's services integrate comprehensive expertise in information technology, ERP software implementation services, performance support, and lean manufacturing consulting in a coordinated manner with services customized to the individual needs of each client. The Company believes its focus on end user performance, embedded in all its service offerings, differentiates the Company from many of its competitors in the eCommerce planning, performance support, and information technology services marketplaces. The Company's registered service mark, "We bring people and technology together,"(R) succinctly describes the Company's unique focus.

  RWD was founded in January 1988 with the objective of applying proven performance support methodologies to large U.S. industrial companies. RWD's founders believed that U.S. industrial companies were making substantial investments in automation and other advanced operating technologies but achieving relatively low returns on those investments. These low returns appeared to result from inadequate training and performance support systems provided to employees. The Company's first major client was DaimlerChrysler.

  The Company's client list represents over 30 industries including automotive, financial and banking, telecommunications, consumer products, equipment manufacturing, pharmaceutical, and petrochemical. The Company targets industries where its extensive experience matches the unique needs of clients in those industries.

RWD Services

  The Company's products and services are outlined below in three business segments: Enterprise Systems, Manufacturing Performance, and Latitude360 which represented 34.9, 36.6, and 28.5 percent, respectively, of the Company's 2000 revenue. Solutions delivered by the Company often are associated with more than one of the three identified business segments. For example, solutions delivered outside of Latitude360, such as in Enterprise Systems, frequently have significant information technology components, such as Web-based documentation, on-line help and knowledge management systems, packaged software implementation and configuration, and electronic performance support. The Company's ability to deliver integrated solutions that leverage the full breadth of its expertise in such areas as information technology, end user support, performance analysis, and documentation is a significant differentiator and competitive advantage.

  Enterprise Systems. These products and services generated $38.4 million (or
33.5 percent), $37.3 million (or 29.9 percent), and $46.9 million (or 34.9 percent) of RWD's total revenue in 1998, 1999, and 2000, respectively. Capitalizing on its end user focus and performance support expertise, RWD has developed a growing service area supporting the implementation of enterprise-wide software applications, principally software from SAP, the world's leading ERP software company, but also including PeopleSoft, Oracle, and other custom ERP applications.

  RWD provides its services through a wide array of tools and accelerators; those supplied by the applications providers and those developed by the Company. The use of these accelerators and tools substantially enhances the efficiency and effectiveness of the development and deployment of end user performance support solutions. The Company uses its unique end user support approach to support ERP software implementation efforts of Fortune 1000 companies. This approach is designed to ensure that system end users have the knowledge, skills, and tools necessary to operate effectively during and after ERP software implementations.

  In addition to its end user performance support solutions, RWD developed and deployed a range of consulting services designed to optimize performance of the enterprise applications. These post implementation optimization services provide clients with a rapid assessment of performance improvement opportunities associated with their organization, user population, technology applications, and business processes.

  The Company's products and services to clients implementing enterprise systems include:

  . End user support services, including context-sensitive on-line help systems, electronic document management, electronic performance support systems, eLearning, knowledge management, end user training and support strategies, SAP R/3 Knowledge Warehouse implementations, PeopleSoft End User Training Product implementations, training delivery and evaluation, and Web-based support strategies.

  . Implementation services, such as implementation planning, project management, data conversion, hardware and software installation prototyping and cycle testing, system configuration, integration, and rollout. Implementation support focuses on support for SAP R/3 version 4.6 upgrades, mySAP.com implementations, along with deployment of SAP's new dimension products.

  . Consulting services, such as post implementation optimization and support, business process analysis and mapping, information planning, organization performance assessments, strategic planning, and change management.

  As an example, Enterprise Systems is currently supporting the global rollout of SAP for a major soft drink producer. As part of this effort, RWD has developed an internal academy to train client staff on the rollout methodology and other critical aspects of the project plan. In addition, RWD developed end user training to support the global rollout including customizing the curriculum to meet local needs.

  In 2000, Enterprise Systems received SAP's Award of Excellence and was selected as a strategic alliance partner by SAP America. In addition, in December an Asia Pacific joint venture between RWD and SAP was incorporated in Singapore which management expects will achieve significant growth in the enterprise business. These relationships are expected to increase revenues and reduce the variability of enterprise services.

  Manufacturing Performance. Manufacturing Performance services generated $39.7 million (or 34.6 percent), $45.1 million (or 36.2 percent), and $49.1 million (or 36.6 percent) of RWD's total revenue in 1998, 1999, and 2000, respectively. RWD is a world-wide full service provider of manufacturing expertise in leading-edge technologies and processes. The activities of this segment are arranged into three major categories: eManufacturing and Support Services, Lean Manufacturing, and Performance Support.

  eManufacturing and Support Service's role is building mutually-beneficial relationships by providing information technology services, strategic consulting, and engineering services. Projects in this group focus on the performance of the end users of technology that have a measurable impact on the client organization and strive to increase the value of the organization. The activities fall into three categories: Information Technology, which supports the lean value business model for manufacturing clients who operate on a global scale; Strategic Consulting, which provides integrated services in vital areas such as streamlining processes throughout customers' value chains; and Engineering Services, which focus on manufacturing planning and implementation.

  The Lean Manufacturing area of Manufacturing Performance specializes in providing lean manufacturing services to its clients. These services are based upon an integrated operational system, developed and refined by the Japanese over many years, that addresses all aspects of manufacturing operations and results in high quality products, low cost, and timely delivery. The system is comprised of a number of elements that eliminate waste, support the individual operator, and promote continuous improvement.

  The major components of lean manufacturing include high machine reliability, level production, just-in-time material control, "stop-the-line" operating procedures, and the human systems that support this manufacturing philosophy. This system combines many elements, many of which are specific, simple-to-understand tools such as error-proofing, standardized work procedures, and work station organization techniques. Implementation of the entire process becomes a complex and lengthy undertaking because all elements must be implemented together over time to achieve the full benefits of this approach. RWD provides lean manufacturing implementation guidance through a team of experts who have substantial experience using and deploying this systems approach to manufacturing.

  The third area of Manufacturing Support is Performance Support which provides high-quality improvement solutions ranging from training to technology-based solutions. Services encompass technical consulting, business and work process optimization/integration, new product launch support services plus a range of corporate education design, development, and delivery solutions.

  As an example of work done in this segment, during 2000, RWD began a multi-year program with a major automotive manufacturer to improve the quality and productivity in four pilot plants. The initiative began with an assessment of the current state of the manufacturing processes in each facility. The assessment team then met with plant and union management to define the goals and establish a plan. Using lean manufacturing techniques, the team began implementing the plans which involved modification or redesigns of line balance, material flow, and equipment layout as well as implementation of signal systems, error proofing systems, and visual factory practices.

  Latitude360. Latitude360 services generated $36.5 million (or 31.8 percent), $42.1 million (or 33.8 percent), and $38.3 million (or 28.5 percent) of RWD's total revenue for 1998, 1999, and 2000, respectively. The focus of this segment is connecting technology, culture, and business to deliver the information companies need to make important business decisions. These services include next generation Web-based solutions and a full spectrum of supporting technologies and services including strategic consulting, custom software development, packaged software integration and implementation, and operations and maintenance services. RWD has significant expertise in Web-based technologies as platforms for communication and information transfer in a variety of industries. Projects range from deployment of eCommerce sites, to developing intranets, to designing remote diagnostic information systems. Business solutions which enhance end users' access to critical information include customized enhanced user interface systems, electronic performance support systems, and document management systems.

  RWD's information solutions also include customer relationship management systems, remote worker automation, knowledge management systems, and strategic consulting. Latitude360 provides a full spectrum of solutions for distance-based education and certification via Web-based products.

Client requirements can be customized to include only the components critical to their education and training process and can be extensive enough to establish a complete corporate online university. RWD fulfills this through a variety of training products such as CertificationNet, ConferenceNet, and University360. These solutions incorporate customized content development and commercial off-the-shelf software to allow for easier integration with other applications.

  As an example, Latitude360 is assisting a major manufacturer to streamline the delivery of its marketing collateral by creating a common, Web-based repository of information. Partners, operations staff, and employees can access this warehouse of text and graphical information to efficiently update and archive critical pieces of data. By streamlining the process and providing better control over the information, the manufacturer can reduce errors, waste, and other costs.

Industries and Clients Served

  The Company has provided services to clients in the following industries:

                                   Industries

Aerospace                            Food & Beverage                      Photographic Film and Equipment
Automotive Equipment/Parts Manuf.    Furniture                            Publishing
Automotive Manufacturing             Government                           Pulp & Paper
Biotechnology                        Healthcare Delivery                  Railroad
Chemical                             Hospitality                          Rubber Products
Computer Hardware/Software           Industrial Manufacturing             Software
Consumer Products                    Other Manufacturing                  Telecommunications
Education                            Package Delivery                     Utilities
Electronics                          Paper Products                       Wholesale/Retail
Entertainment & Media                Petroleum
Financial Services                   Pharmaceuticals

  The following is a list of representative clients served by the Company during 2000. These clients generated, in the aggregate, more than 80 percent of the Company's 2000 revenue.

                                    Clients

Alexus International                 Equistar Chemicals (Lyondell)        National Assoc for Security Dealers
AstraZeneca UK, Ltd.                 ExxonMobil                           New Venture Gear
Beckman Coulter                      Ford Motor Company                   Phillips Petroleum
Bristol-Myers Squibb                 Florida Power and Light              Proctor & Gamble
Coca-Cola                            Frito-Lay                            SAP America
DaimlerChrysler                      Fujitsu Network Communications       Schering Plough Research Inst.
Danfoss Fluid Power A/S              General Motors                       S.C. Johnson & Son
Deere and Company                    Genentech                            SmithKline Beecham
Delphi Automotive Systems LLC        Glaxo Wellcome                       Solutia
Delta Air Lines                      IBM                                  Solvay Information Technologies
Documentum                           Jaguar Cars Limited                  State University of New York
Dow Chemical                         M/A-COM                              Tellabs Operations
Eli Lilly                            Merck & Co.                          Toyota (GB)

  In 2000, RWD provided services to over 200 companies in more than 30 industries. DaimlerChrysler, the Company's largest client, generated 22.4 percent, 20.4 percent and 18.6 percent of total revenue in 1998, 1999, and 2000, respectively. Ford Motor Company generated 12.7 percent, 10.9 percent, and 14.0 percent of total revenue in 1998, 1999, and 2000, respectively. No other client generated more than 10 percent of total revenue in any of these periods. The Company's top five clients in 1998, 1999, and 2000 generated an aggregate of
50.0 percent, 43.5 percent, and 48.3 percent, respectively, of total revenue in each of these periods. Automotive industry clients generated an aggregate of
37.9 percent, 37.5 percent, and 36.3 percent of total revenue in 1998, 1999, and 2000, respectively. Telecommunications clients generated an aggregate of 10.4 percent, 7.0 percent, and 1.7 percent of total revenue in 1998, 1999, and 2000, respectively. Financial industry clients generated an aggregate of 10.0 percent and 7.5 percent of the Company's total revenue in 1999 and 2000, respectively.

Sales and Marketing

  RWD's business is principally developed by senior management and technical personnel who manage client relationships and propose solutions for clients. In addition, the Company has over 20 dedicated business development people with extensive experience in the pharmaceutical, petrochemical, automotive, and advanced Internet technology industries. The Company believes its industry-focused professionals, who work closely with clients to solve complex technical problems, are best able to understand and communicate the Company's skills and services to existing and prospective clients. This approach also contributes to the Company's ability to establish and maintain long-term client relationships. In addition to supporting existing client relationships, RWD's senior management markets the Company's services at industry trade shows and delivers presentations and papers at conferences. As a result, potential clients in new and currently-served industries have an opportunity to learn more about Company products and services. The Company also actively seeks strategic relationships with leading software companies whose high-quality products and need for implementation expertise present significant opportunities for the Company. RWD's primary business alliances include those with SAP, Documentum, Siebel, Lotus, POINT, Dataware, Microsoft, Saba, WBT Systems, Centra Software, O'Reilly and Associates, Experient Technologies, SAS Institute, and Netscape.

Geographic Expansion

  The Company has often delivered solutions outside the U.S. for its domestic multinational clients. From 1996 to 2000, international revenue expanded from 2 percent to 10 percent of total revenue. During 1998, the Company began actively expanding its capabilities in continental Europe and the U.K., primarily by marketing directly to European companies and opening offices in the U.K. These efforts to accelerate business overseas entail significant costs in overhead and marketing, as well as high initial costs for expatriated personnel to establish European operations. In 1997, the Company opened its first office in Birmingham, England, primarily to support Ford Motor Company's European lean manufacturing initiatives. In 1998, RWD opened an office in the London area, primarily to support European-based ERP initiatives. In 1999, RWD opened an office in Walldorf, Germany, which includes one of the first SAP InfoDB labs in Europe near SAP's world headquarters. In 2000, the Company opened an office in Mexico to support SAP initiatives in the region. At year-end, the Company was actively involved in forming SAP Learning Solutions, a new joint venture with SAP Asia. The Company believes the long-term opportunities in international markets for its services are significant, and has plans to extend its facilities in the future.

Competition

  The Company's service areas are highly competitive and subject to both low barriers to entry and rapid change. The Company faces competition for client assignments from a number of companies having significantly greater financial, technical, and marketing resources and greater name recognition than RWD. Principal competitors for the Company's services include businesses with consulting practices formerly affiliated with the largest international accounting firms, as well as professional services groups of many large technology and management consulting companies. The Company also competes with smaller regional or local service providers whose specific, more narrowly focused service offerings may be more attractive to potential clients of the Company. The Company also faces competition from software companies, including its alliance organizations who, through their client services groups, may choose to compete with RWD. In addition, clients may elect to use internal resources to satisfy their needs for the services the Company provides. The Company believes that the principal competitive factors in its industry are quality of service, breadth of service offerings, reputation of the service provider, and price. The Company believes it competes effectively with respect to each of these factors.

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

  Technical and Management Skills Training. The Company's employees have diverse educational and employment backgrounds, including engineering, advanced manufacturing, advanced Internet technologies, computer systems analysis and design, technical writing and editing, and graphic arts. Many have advanced degrees in a wide range of technical disciplines, including chemical, computer systems, electrical, industrial, mechanical, nuclear, and software engineering; instructional system design; and organizational development. This breadth of expertise enables the Company's professionals to interact with and understand the performance challenges encountered by client personnel across a broad range of industries. The Company employed 1,101 persons as of December 31, 2000.

  The Company believes its use of internally developed, standardized tools and methodologies and its strict adherence to a structured project management process enable the Company to deliver consistent, high-quality services. The Company places significant emphasis on training its employees to understand and apply the Company's service methodologies and management processes. The Company uses a combination of more than 200 hours of internally developed courses, as well as externally provided courses, to provide this and other technical training. Employees are encouraged to become trained in the Company's proprietary service methodologies. Employees also participate in internal and external training in specific technologies, such as ERP software systems, object-oriented design, relational database design, software configuration management, software programming languages (e.g., Visual C++, Visual Basic, MacApp, Java and JavaScript), document management software, and the software systems of its alliance organizations. Employees are encouraged and provided with financial support to enroll in advanced training and degree programs to increase their technical and management capabilities.

  Recruiting and Employee Retention. RWD places significant emphasis on attracting, developing, and retaining a highly skilled and motivated workforce. The Company recruits personnel through a variety of methods, including on-campus recruiting, Internet recruiting, postings at conferences, an employee referral program, and advertising in newspapers and technical publications. The Company actively recruits entry-level personnel at selected college campuses and maintains a Web site targeted in part to potential recruits. The Company has a policy of promoting from within whenever appropriate and also actively recruits employees with in-depth expertise in technical areas in which the Company currently provides services or expects to provide services in the future. From time to time, the Company uses technical recruiters to fill specific staffing needs. The Company engages a limited number of technical personnel on a consulting basis when appropriate to support particular client needs.

  The Company's culture, its emphasis on training, and its compensation structure have been developed to attract, develop, and retain qualified and motivated professionals. The Company's culture is captured and communicated through its Mission, Values, and Guiding Principles. Senior management expends significant effort in communicating these principles to new employees and to incorporating these values into the day-to-day operation of the Company. The Company believes this effort has played a significant role in maintaining its culture and guiding the actions of its employees. The Company also strives to provide a challenging work environment and competitive employee reward system. Additionally, the Company is committed to significant and broad-based employee stock ownership, believing this maximizes employees' dedication to the Company's growth and profitability. The Company's employees, as of December 31, 2000, held options to purchase, in aggregate, 4.9 million shares of the Company's Common Stock.

  RWD believes these policies have generally resulted in an employee turnover rate which compares favorably to its competitors. A higher rate was incurred in 2000 due to industry-wide competition for technically skilled professionals. The Company considers its culture, morale, and employee motivation to be excellent and key components of its success to date.

Intellectual Property and Other Proprietary Rights

  The Company relies on a combination of confidentiality and other contractual arrangements and trade secret, copyright, and trademark laws to protect its proprietary rights. As a standard practice, the Company enters into confidentiality agreements with its employees, alliance organizations, and clients, thereby seeking to limit distribution of confidential and proprietary information. A substantial majority of the Company's employees are not bound by confidentiality agreements once their employment has been terminated, although the Company believes common law generally prohibits these employees from disclosing to third parties proprietary information of the Company. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use of, and take steps to enforce, its intellectual property rights.

  Ownership of software developed and other materials prepared by RWD in connection with client engagements is usually assigned to the clients. The Company retains the right to its general know-how and general applications such as software diagnostic and development tools.

  The Company's registered service marks include "RWD Technologies, Inc." logo, "RWD ProVision," "RWD PerformanceVision," "RWD InfoVision," "Continuous Improvement by All Employees," with graphic, the phrase, "We bring people and technology together," "We bring people and technology together" with graphic, "Accelerating Learning Through Technology," "CertificationNet," "RWD" logo, Training Support Performance Continuous Learning for World Class Manufacturing" with graphic, as well as various other logos. Additionally, the Company has a number of trade and service marks including "Globally Serving a High Tech World," "RWD PBA," "RWD LeanVision," "RWD ProAction," "RWD User Performance Pak," "End2End eLearning," "Latitude360," "Latitude360" logo, "Latitude360.com," "University360," "LeanTrials Consulting Services," "RWD.com," "RWD ConferenceNet," "RWD eLearning," "RWD eTrials," "RWD Info Pak," "RWD iVision," "RWD LeanVision," "RWD Technologies," "RWD TOPS," "RWD User Performance Pak," and "Smart Thinking Smarter." The Company holds no patents. The Company may register additional copyrights for certain software it develops in the future.

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

Item 2.  Properties

  RWD leases approximately 128,300 square feet of space for its headquarters in Columbia, Maryland. This lease expires on December 31, 2003. The Company leases additional offices covering an aggregate of approximately 100,000 square feet in Waltham, Massachusetts; Boston, Massachusetts; Cincinnati, Ohio; Chicago, Illinois; King of Prussia, Pennsylvania; Dearborn, Michigan; Troy, Michigan; Houston, Texas; Lexington, Kentucky; Princeton, New Jersey; Sacramento, California; San Ramon, California; Merritt Island, Florida; Baltimore, Maryland; Mexico City, Mexico; Walldorf, Germany; Birmingham, England; and London, England.

  In 1999, the Company committed to lease a 63,000 square foot facility to be constructed on the campus of the University of Maryland, Baltimore County ("UMBC"). The facility will house RWD's new Applied Technology Laboratory. The Applied Technology Laboratory will be designed to accommodate up to 300 people, including RWD's personnel, students from UMBC, and RWD's client personnel working to develop advanced internet and information technology solutions for RWD clients. Construction began in late 2000 and occupancy is anticipated in the fourth quarter of 2001.

  The Company believes that additional office space could be required within the next 12 months and that its leases can be renewed or alternative and expansion space obtained as needed. In 2000, aggregate annual rent for the Company's corporate headquarters and other offices was approximately $5.3 million. From time to time, the Company uses office space provided at client sites to facilitate performance of its services and to maximize client contact.

Item 3.  Legal Proceedings

  From time to time, the Company is a party to routine litigation in the ordinary course of business. The Company is not currently a party to any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II.

Item 5.  Market for The Company's Common Equity and Related Stockholder Matters

  The Company's Common Stock has traded on The Nasdaq National Market since its initial public offering on June 19, 1997, under the symbol RWDT. The following table sets forth, for each quarterly period indicated, the high and low last sale price for the Common Stock as reported by The Nasdaq National Market.

                                              High       Low
                                             ------     ------
          1999
          1/st/ Quarter......................$22.00     $13.13
          2/nd/ Quarter...................... 18.00       9.63
          3/rd/ Quarter...................... 10.75       7.56
          4/th/ Quarter...................... 10.38       6.50

          2000
          1/st/ Quarter...................... 10.50       8.00
          2/nd/ Quarter......................  9.22       3.38
          3/rd/ Quarter......................  8.50       3.88
          4/th/ Quarter......................  8.50       3.06

  No dividends were declared on the Company's Common Stock during the year ended December 31, 2000, and the Company does not anticipate paying dividends in the foreseeable future.

  The number of shareholders of record as of March 9, 2001, was 2,637.

Item 6.  Selected Consolidated Financial Data

  The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's Financial Statements, and related Notes thereto, and other financial information included elsewhere in this Form 10-K. The balance sheet and income statement data at and for the years ended December 31, 1996, 1997, 1998, 1999 and 2000, are derived from the Company's Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants.


                                                               Year Ended December 31,
                                                 -------------------------------------------------
                                                     1996      1997      1998      1999      2000
                                                   -------   -------  --------  --------  --------
                                                        (In thousands, except per share data)
Income Statement Data:
   Revenue.......................................  $65,006   $85,670  $114,719  $124,433  $134,310
   Cost of services..............................   47,180    59,585    76,416    95,024   101,390
                                                   -------   -------  --------  --------  --------
   Gross profit..................................   17,826    26,085    38,303    29,409    32,920
   Selling, general and administrative expenses..    9,089    12,341    18,821    22,409    25,694
                                                   -------   -------  --------  --------  --------
   Operating income..............................    8,737    13,744    19,482     7,000     7,226
   Other (expense) income, net...................     (123)      982     1,765     1,109       (96)
                                                   -------   -------  --------  --------  --------
   Income before taxes...........................    8,614    14,726    21,247     8,109     7,130
   Provision for income taxes....................      365     8,053     8,131     3,041     2,538
                                                   -------   -------  --------  --------  --------
   Net income....................................  $ 8,249   $ 6,673  $ 13,116  $  5,068  $  4,592
                                                   =======   =======  ========  ========  ========
   Pro Forma Data/1/:
   Provision for income taxes....................  $ 3,446   $ 5,725
   Net income....................................  $ 5,168   $ 9,001
                                                   =======   =======
   Earnings per share:
   Diluted calculation...........................  $  0.40   $  0.62  $   0.82  $   0.33  $   0.30
                                                   =======   =======  ========  ========  ========
   Basic calculation.............................  $  0.47   $  0.71  $   0.88  $   0.34  $   0.31
                                                   =======   =======  ========  ========  ========
   Weighted average shares outstanding:
   Diluted calculation...........................   13,030    14,470    16,016    15,503    15,518
                                                   =======   =======  ========  ========  ========
   Basic calculation.............................   10,902    12,747    14,895    14,769    14,943
                                                   =======   =======  ========  ========  ========

Balance Sheet Data (end of year):
   Cash and marketable securities................  $ 5,534   $40,045  $ 51,224  $ 28,214  $ 27,340
   Working capital...............................   12,053    49,381    66,399    47,065    50,623
   Total assets..................................   29,858    67,887    90,394    87,261    97,826
   Total debt....................................    3,925     1,101       865     1,669       607
   Stockholders' equity..........................   20,132    54,964    73,961    73,341    79,301

________
/1/ Prior to June 13, 1997, the Company was an S Corporation and, accordingly, was not subject to federal and certain state corporate income taxes. The pro forma information has been computed as if the Company were subject to federal and all applicable state corporate income taxes for all periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  RWD Technologies provides a broad range of integrated solutions designed to improve the productivity and effectiveness of workers in complex operating environments. The Company's principal service segments are: Enterprise Systems, which provides products and services supporting the implementation of enterprise-wide software products and applications; Manufacturing Performance, which addresses all aspects of manufacturing processes in order to promote continuous improvements; and Latitude360, which encompasses the design and delivery of information to end users of technology including Web-based training.

  The substantial majority of the Company's contracts are on a time-and-materials basis, although many of these contracts contain initial "not-to-exceed" amounts and Company performance obligations. The remainder of the Company's contracts are on a fixed-price basis, particularly those related to Latitude360. All service revenue is recognized using the percentage-of-completion method. The Company typically bills contracts monthly, and senior management reviews outstanding accounts receivable balances regularly to monitor client satisfaction and collections. Historically, a large percentage of the Company's revenue has come from follow-on business from its existing clients. For example, in each of the past five years, more than 80 percent of the year's total revenue was generated from clients who had been clients in the previous year. In addition to service contracts, during 2000, the Company expanded its offerings to include training-based products. Although this is not currently a significant source of revenue, the Company expects to offer a variety of training-based products across all segments in the future.

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

  Business in 2000 grew sequentially quarter on quarter from the reduced volume experienced in 1999 before flattening out in the fourth quarter due to reduced information technology (IT) and training expenditures by businesses in general. The Company experienced turnover at levels higher than that incurred in prior years, primarily due to the competitive market for technically skilled professionals.

  The Company experienced a significant reduction in its business in the second half of 1999, with a higher level of profitability in the first quarter of the year. This resulted primarily from reduced staff utilization due to declining demand for IT and Enterprise Resource Planning (ERP) services in the second half of the year. In addition, quarterly revenue growth and margins are substantially dependent on many factors which are outside of the Company's control, including the timing of new contract awards, the timing of individual project start-ups, and the level of activity with ongoing projects. Client engagements are generally terminable with little or no notice or penalty, and a client's unanticipated decision to terminate or postpone a project may result in revenue fluctuations as well as higher than expected unassigned Company professionals or severance expenses.

  The principal components of cost of services are compensation and benefits to the Company's professional staff. Cost of services also includes training and travel expenses for the Company's professional staff, fees paid to subcontractors, facilities costs, and depreciation of capital equipment provided to the professional staff. Time devoted to marketing by professional personnel normally assigned to client work is included in cost of services, as are costs associated with administrative personnel who directly support the Company's professional staff. Selling, general and administrative expenses are composed primarily of salaries for corporate, accounting, dedicated sales and other headquarters executive and administrative personnel, as well as other corporate overhead.

Results of Operations

     The following table sets forth, for the periods indicated, income statement data expressed as a percentage of revenue, and the percentage change in these items from the prior year:


                                                                Percentage of Revenue                           Percentage Increase
                                                               Year Ended December 31,                              (Decrease)
                                                  ------------------------------------------------    ------------------------------
                                                        1998            1999            2000          1998 to 1999     1999 to 2000
                                                        -----           -----           -----         ------------     ------------
Revenue..........................................      100.0%          100.0%           100.0%             8.5%             7.9%
Cost of services.................................       66.6            76.4             75.5             24.3              6.7
                                                       -----           -----            -----
Gross profit.....................................       33.4            23.6             24.5            (23.2)            11.9
Selling, general and administrative expenses.....       16.4            18.0             19.1             19.1             14.7
                                                       -----           -----            -----
Operating income.................................       17.0             5.6              5.4            (64.1)             3.2
Other income (expense), net......................        1.5             0.9             (0.1)           (37.2)              --
                                                       -----           -----            -----
Income before taxes..............................       18.5             6.5              5.3            (61.8)           (12.1)
Provision for income taxes.......................        7.1             2.4              1.9            (62.6)           (16.5)
                                                       -----           -----            -----
Net income.......................................       11.4%            4.1%             3.4%           (61.4)            (9.4)
                                                       =====           =====            =====

Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

     During the three months ended March 31, 2000, the Company reorganized into three operating segments and realigned certain profit centers. As a result of this reorganization, the Company has changed its discussion of operating results from the four segments previously discussed to the present three segments.

     Solutions delivered by the Company often can be associated with more than one of the three identified business segments. For example, solutions delivered outside of the Latitude360 segment, such as in ERP, frequently have significant IT components, such as: electronic information delivery, Web-based documentation, on-line help and knowledge management systems, packaged software implementation and configuration, and electronic performance support. The Company's ability to deliver integrated solutions that leverage the full breadth of its expertise in such areas as IT, end user support, performance analysis, and documentation is a significant differentiator and competitive advantage.

     During 2000, the Company changed the way it reports gross profit margins. The Company previously included all selling expenses with cost of services and now includes these expenses with selling, general and administrative expenses except for time devoted to marketing by professional personnel normally assigned to client work. Those costs remain in cost of services. The amounts for the prior years were reclassified to conform to the 2000 period presentation.

     Revenue. Revenue for the total Company increased by $9.9 million (or 7.9 percent) from $124.4 million in 1999 to $134.3 million in 2000. Performance by segment was as follows:

     . Enterprise Systems. Revenue increased by $9.6 million (or 25.9 percent) from $37.3 million in 1999 to $46.9 million in 2000, representing 29.9 percent of the Company's total revenue in 1999 and 34.9 percent in 2000. This growth resulted from a general increase in demand in the ERP market throughout the year and the Company's key relationships with ERP related companies.

     . Manufacturing Performance. Revenue increased by $4.0 million (or 8.9 percent) from $45.1 million in 1999 to $49.1 million in 2000, representing 36.2 percent of the Company's total revenue in 1999 and
        36.6 percent in 2000. Growth occurred sequentially throughout the year and included an increase in work performed under a significant contract for an important established client.

     . Latitude360. Revenue decreased by $3.8 million (or 9.0 percent) from $42.1 million in 1999 to $38.3 million in 2000, representing 33.8 percent of the Company's revenue in 1999 and 28.5 percent in 2000. This decrease in revenue was attributable to the Company's shift in emphasis to Web-related and eLearning IT activities where investments in services of this type have significant future market potential.

     The Company experienced a high level of turnover of professional employees during the year due to intense competition for qualified people. However, the Company's total number of employees at year-end was 1,101 for both 2000 and 1999.

     Gross Profit. Gross profit for the total Company increased by $3.5 million (or 11.9 percent) from $29.4 million in 1999 to $32.9 million in 2000, and increased from 23.6 percent of revenue in 1999 to 24.5 percent of revenue in 2000. Gross profit for the individual operating segments was as follows:

     . Enterprise Systems. Gross profit increased significantly (by 102.6 percent) from $6.3 million in 1999 to $12.8 million in 2000. Gross profit margin for Enterprise Systems increased from 17.0 percent of this segment's revenue in 1999 to 27.3 percent in 2000. This significant increase in gross profit was due primarily to increased staff utilization.

     . Manufacturing Performance. Gross profit increased slightly (by 2.2 percent) from $13.5 million in 1999 to $13.8 million in 2000. Gross profit margin decreased from 29.9 percent of this segment's revenue in 1999 to 28.0 percent in 2000. The decline in gross profit margin resulted primarily from holding the Company's rates at the same level for 2000 for a significant client and decreases in staff utilization.

     . Latitude360. Gross profit declined by 34.1 percent from $9.6 million in 1999 to $6.3 million for 2000. Gross profit margin decreased from 22.8 percent of this segment's revenue in 1999 to 16.5 percent in 2000. This decrease in gross profit resulted primarily from the decline in revenue while the Company maintained its infrastructure and technical work-force to support anticipated future business growth.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.3 million (or 14.7 percent) from $22.4 million in 1999 to $25.7 million in 2000, increasing from 18.0 percent of total revenue in 1999 to 19.1 percent of total revenue in 2000. This increase in selling, general and administrative expenses as a percentage of revenue resulted primarily from increases in facility costs, depreciation, indirect travel associated with marketing efforts, and professional services associated with the corporate computer conversion.

     Operating Income. As a result of the foregoing, the Company's operating income increased by $0.2 million (or 3.2 percent) from $7.0 million in 1999 to $7.2 million in 2000 and decreased from 5.6 percent of revenue in 1999 to 5.4 percent of revenue in 2000.

     Other Income (Expense). Other income (expense) was $1.1 million of income in 1999 and $0.1 million in expense in 2000. The decline was primarily a result of increased interest expense for working capital needs, decreased interest income, and foreign currency fluctuations related to increases in working capital requirements.

     Net Income. Net income decreased by $0.5 million (or 9.4 percent) from $5.1 million in 1999 to $4.6 million in 2000, decreasing from 4.1 percent of revenue in 1999 to 3.4 percent of revenue in 2000.

Year Ended December 31, 1999, Compared to Year Ended December 31, 1998

     Revenue. Revenue for the total Company increased by $9.7 million (or 8.5 percent) from $114.7 million in 1998 to $124.4 million in 1999. Performance by segment was as follows:

     . Enterprise Systems. Revenue decreased by $1.2 million (or 3.1 percent) from $38.4 million in 1998 to $37.3 million in 1999, representing 33.5 percent of the Company's total revenue in 1998 and 29.9 percent in 1999. This segment realized a significant downturn in revenue in the second half of 1999 as a result of several projects being delayed or canceled as a result of clients' concerns relative to their Y2K mitigation efforts.

     . Manufacturing Performance. Revenue increased $5.4 million (or 13.4 percent) from $39.7 million in 1998 to $45.1 million in 1999, representing 34.6 percent of the Company's total revenue in 1998 and
        36.2 percent in 1999. The increase in revenue was attributable to growth in business with a significant client, other automotive suppliers, and new lean manufacturing clients in Europe.

     . Latitude360. Revenue for the Company's eSolutions and eLearning services increased $5.6 million (or 15.2 percent) from $36.5 million in 1998 to $42.1 million in 1999, representing 31.8 percent of the Company's total revenue in 1998 and 33.8 percent in 1999. This increase resulted from the activities of the Merrimac acquisition and from a significant increase in business volume for two major clients.

     The Company's total number of employees grew 11.4 percent from 988 at the end of 1998 to 1,101 at the end of 1999.

     Gross Profit. Gross profit for the total Company decreased by $8.9 million (or 23.2 percent) from $38.3 million in 1998 to $29.4 million in 1999, and decreased from 33.4 percent of revenue in 1998 to 23.6 percent of revenue in 1999. Gross profit for individual operating segments was as follows:

     . Enterprise Systems. Gross profit decreased by 51.1 percent from $12.9 million in 1998 to $6.3 million in 1999. Gross profit margin for Enterprise Systems decreased from 33.7 percent of this segment's revenue in 1998 to 17.0 percent in 1999. This decrease in gross profit and the gross profit margin resulted primarily from decreases in staff utilization as a result of diminished demand for services in the second half of the year.

     . Manufacturing Performance. Gross profit increased by 8.4 percent from $12.4 million in 1998 to $13.5 million in 1999. Gross profit margin decreased from 31.3 percent of this segment's revenue in 1998 to 29.9 percent in 1999. This decrease in gross profit margin resulted primarily from increased investments in European operations.

     . Latitude 360. Gross profit for eSolutions and eLearning services decreased by 25.7 percent from $12.9 million in 1998 to $9.6 million in 1999. Gross profit margin decreased from 35.4 percent of this segment's revenue in 1998 to 22.8 percent in 1999. This decrease in gross profit margin resulted primarily from decreases in staff utilization as a result of diminished demand for services in the second half of the year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.6 million (or 19.1 percent) from $18.8 million in 1998 to $22.4 million in 1999, increasing from 16.4 percent of total revenue in 1998 to 18.0 percent of total revenue in 1999. This increase in selling, general and administrative expenses as a percentage of revenue resulted primarily from slower growth in revenue in 1999 and moderate increases in administrative staff salaries and benefits.

     Operating Income. As a result of the foregoing, the Company's operating income decreased by $12.5 million (or 64.1 percent) from $19.5 million in 1998 to $7.0 million in 1999 and decreased from 17.0 percent of revenue in 1998 to
5.6 percent of revenue in 1999.

     Other Income. Other income was $1.8 million in 1998 and $1.1 million in 1999. In both periods, this income consisted primarily of interest income from cash and investment balances. Cash and investment balances decreased in 1999 as a result of the Merrimac acquisition and open-market stock repurchases. As a result, interest income from cash and investment balances declined from 1998 to 1999.

     Net Income. Net income decreased by $8.0 million (or 61.4 percent) from $13.1 million in 1998 to $5.1 million in 1999 decreasing from 11.4 percent of revenue in 1998 to 4.1 percent of revenue in 1999.

Selected Quarterly Operating Results

     The following tables set forth income statement data for each of the eight quarters in the period beginning January 1, 1999, and ending December 31, 2000, as well as the percentage of the Company's total revenue represented by each item. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                          Three Months Ended
                                          -------------------------------------------------------------------------------------
                                          March 31,  June 30,  Sept. 30,   Dec. 31,   March 31,  June 30,  Sept. 30,   Dec. 31,
                                          ---------  --------  ----------  ---------  ---------  --------  ----------  ---------
                                             1999      1999       1999       1999        2000      2000       2000       2000
                                             ----      ----       ----       ----        ----      ----       ----       ----
                                                                  (In thousands, except per share data)
Income Statement Data:
  Revenue...............................    $33,242   $32,437    $29,096    $29,658     $30,814   $33,527    $35,670    $34,299
  Cost of services......................     22,388    23,435     23,403     25,798      23,966    25,280     26,296     25,848
                                          -------------------------------------------------------------------------------------
  Gross profit..........................     10,854     9,002      5,693      3,860       6,848     8,247      9,374      8,451
  Selling, general and administrative
    expenses............................      5,228     5,709      5,796      5,676       6,080     6,632      6,899      6,083
                                          -------------------------------------------------------------------------------------
  Operating income (loss)...............      5,626     3,293       (103)    (1,816)        768     1,615      2,475      2,368
  Other income (loss), net..............        460       397        135        117          88        46        (82)      (148)
                                          -------------------------------------------------------------------------------------
  Income (loss) before taxes............      6,086     3,690         32     (1,699)        856     1,661      2,393      2,220
  Provision for (benefit from)
    income taxes........................      2,282     1,384         12       (637)        317       615        885        721
                                          -------------------------------------------------------------------------------------
  Net Income (loss).....................    $ 3,804   $ 2,306    $    20    $(1,062)    $   539   $ 1,046    $ 1,508    $ 1,499
                                          =====================================================================================

  Earnings (loss) per share:
    Diluted calculation.................    $  0.24   $  0.15    $  0.00    $ (0.07)    $  0.04   $  0.07    $  0.10    $  0.10
                                          =====================================================================================
    Basic calculation...................    $  0.25   $  0.15    $  0.00    $ (0.07)    $  0.04   $  0.07    $  0.10    $  0.10
                                          =====================================================================================
  Weighted average shares
    outstanding:
    Diluted calculation.................     15,920    15,783     15,156     15,152      15,404    15,260     15,706     15,702
                                          =====================================================================================
    Basic calculation...................     15,032    14,971     14,481     14,594      14,757    14,912     15,012     15,093
                                          =====================================================================================
  Revenue...............................      100.0%    100.0%     100.0%     100.0%      100.0%    100.0%     100.0%     100.0%
  Cost of services......................       67.3      72.2       80.4       87.0        77.8      75.4       73.7       75.4
                                          -------------------------------------------------------------------------------------
  Gross profit..........................       32.7      27.8       19.6       13.0        22.2      24.6       26.3       24.6
  Selling, general and administrative
    expenses............................       15.8      17.6       20.0       19.1        19.7      19.8       19.4       17.7
                                          -------------------------------------------------------------------------------------
  Operating income (loss)...............       16.9      10.2       (0.4)      (6.1)        2.5       4.8        6.9       6.9
  Other income (loss), net..............        1.4       1.2        0.5        0.4         0.3       0.2       (0.2)     (0.4)
                                          ------------------------------------------------------------------------------------
  Income (loss) before taxes............       18.3      11.4        0.1       (5.7)        2.8       5.0        6.7       6.5
  Provision for (benefit from)
    income taxes........................        6.9       4.3        0.0       (2.1)        1.0       1.9        2.5       2.1
                                          ------------------------------------------------------------------------------------
  Net income (loss).....................       11.4%      7.1%       0.1%      (3.6)%       1.8%      3.1%       4.2%      4.4%
                                          ====================================================================================

Liquidity and Capital Resources

     The Company's cash and investments were $27.3 million as of December 31, 2000, compared to $28.2 million as of December 31, 1999. During 2000, the Company utilized its bank line of credit for general working capital needs and to fund the Company's enterprise-wide computer conversion. The Company experienced a delay in billing and collections mid-year which caused an increase in cash requirements. By year-end, billing and accounts receivable collections returned to more normal levels and no borrowings were outstanding under the bank line of credit. The Company's working capital was $50.6 million as of December 31, 2000 and $47.1 million as of December 31, 1999.

     The Company's operating activities provided cash of $8.7 million in 2000, compared to $6.4 million for 1999. This increase in cash provided from operations resulted primarily from increases in accounts payable and accrued expenses, partially offset by increases in accounts receivable.

     Investing activities used cash of $11.3 million in 2000, compared to an $8.8 million use of cash in 1999. Cash used for investing activities in 2000 consisted primarily of the purchase of fixed assets. Cash used for investing activities in 1999 consisted primarily of the Merrimac acquisition and the purchase of fixed assets, partially offset by the sale of investments.

     Financing activities provided cash of $1.4 million in 2000, compared to a use of cash of $7.1 million in 1999. Cash provided by financing activities in 2000 related primarily to the issuance of the Company's Common Stock upon exercise of employee stock options. Cash used for financing activities in 1999 consisted primarily of the Company's open-market repurchases of its Common Stock at various times during the year, partially offset by the issuance of Common Stock upon the exercise of employee stock options.

     The Company has a $10.0 million unsecured revolving line of credit with a commercial bank, which bears interest at the 30-day LIBOR rate (6.56 percent on December 31, 2000), plus 0.875 percent. The Company utilizes this line of credit from time to time to finance a portion of its working capital needs. There was no balance outstanding on the line of credit as of December 31, 2000 or December 31, 1999.

     During 2000, the Company made $7.5 million in capital expenditures, primarily for office furniture, computer/office equipment, and leasehold improvements to support its professional and administrative staff. During 2001, the Company anticipates it will make approximately the same level of capital expenditures as in the prior year. The Company expects to fund those capital expenditures from available cash, although the Company may consider alternative financing methods, such as equipment leases or asset-based borrowings. The Company believes its existing cash balances, cash provided by future operations, and its line of credit will be sufficient to meet the Company's working capital and other cash needs at least through the year 2001.

Effects of Inflation

     Inflation has not had a significant effect on the Company's business during the past three years. The Company cannot predict what effect, if any, inflation may have on its future results of operations.

2001 Business Risks

     Certain statements contained herein, including statements regarding development of the Company's services, markets and future demand for the Company's services, and other statements regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements include risks and uncertainties. Consequently, actual results may differ materially from those expressed or implied by these forward-looking statements. The following are some of the factors that may cause the Company's actual future results of operations to differ materially from management's expectations and historic trends.

     . Strategic Alliances. The Company's relationships with its strategic allies, particularly SAP and Siebel, as well as Documentum, Lotus, POINT, Dataware, Microsoft, Saba, WBT Systems, Centra Software, O'Reilly and Associates, Experient Technologies, SAS Institute, and Netscape have been, or are anticipated to be, important sources of revenue. The Company also faces potential competition from software companies, including its strategic allies who, through their client services groups, may choose to compete with the Company. Many of these alliances are informal or terminable by either party with minimal notice. The termination of, or any adverse change in any of these alliances, particularly SAP or Siebel, could adversely affect the Company's ability to achieve its 2001 revenue and profitability goals.

     . Geographic Expansion. The Company continues to expand its operations and marketing efforts in Europe, Mexico, and Asia, including establishing offices and expatriating employees, thereby incurring significant operating costs. If these efforts fail to produce revenue at expected levels or within the timeframe predicted by management, operating margins in 2001 would be adversely affected. International operations present a number of risks, such as adverse currency exchange rate fluctuations, trade barriers, cultural differences, and possible changes in taxes, laws, and policies governing the operations of foreign-based companies. The Company has no control over these factors, any of which could adversely affect the Company's results of operations and demand for its services abroad.

     . Enterprise Systems. In 2000, sales and services relating to ERP software rebounded from the slowdown that the major software vendors experienced in 1999 as IT spending focus returned to business improvements. As a result of improved market conditions and the Company's emphasis on strategic alliances, the Company expects that in 2001, its ERP service sector will improve its financial performance. However, the actual demand for ERP services remains difficult to forecast.

     . Rapidly Changing Information Technology Sector. The information technology industry is subject to significant and rapid changes in technology and the demand for particular products and services. Recent examples include the shift in demand away from custom software development in favor of eCommerce and Web-based solutions. If the Company fails to identify shifting demand for particular information technology services or does not develop the expertise necessary to provide services for which there is new demand, the Company's revenue growth and profitability are likely to be adversely affected. During the second half of 1999, revenues for the Company's information technology services declined primarily because clients delayed or canceled several projects as a result of their concerns about their Y2K mitigation efforts. In 2000, business stabilized due to a stronger market and the Company's alliances with key companies, although some slowing in IT spending was experienced toward the end of the year. The Company cannot be certain that it will experience continued growth in demand for these services.

     . Customer and Industry Revenue Concentration. The Company continues to derive a substantial amount of its revenue from a limited number of key clients. In 2000, the Company's top five clients and ten clients represented 48.3 percent and 57.5 percent of total revenue, respectively, with clients in the automotive industry generating 36.3 percent of total revenue. Most of the Company's engagements have no minimum purchase requirements and may be terminated by the client with little or no notice to the Company. Many of these clients operate in cyclical industries, such as automotive and petrochemicals, which are subject to economic factors that affect the clients' revenue and profitability. Automotive industry sales are expected to be down in 2001. While the Company anticipates less work in 2001 with its key automobile manufacturing clients, Manufacturing Performance has several initiatives in other business areas within and outside the automotive industry. If any of the Company's major clients discontinue doing business with the Company or significantly reduce the amount of services they purchase from the Company, the Company's revenue growth and profitability are likely to be adversely affected.

     . Attracting and Retaining Personnel. As is the case with most technology companies, the Company experiences significant turnover in its technical staff. The Company's growth will continue to depend on its ability to attract, develop, and retain a sufficient number of skilled professional employees. Technically qualified personnel are in short supply, and there is intense competition for qualified people. Also, the Company will need to ensure that its technical personnel keep current on rapid changes in technology. The Company's operating costs may be higher than management expects if competition for qualified people increases and the Company experiences higher turnover levels.

        As of December 31, 2000, Mr. John H. Beakes, co-founder of the Company, retired as President and Chief Operating Officer. Mr. Kenneth J. Rebeck, who has significant senior management experience at the Company, was appointed President and Chief Operating Officer.

     . Increasing Competition. In recent years, the Company has experienced heightened competition, particularly in the ERP, eSolutions, and eLearning areas of its business. If competition continues to intensify, the Company may find it more difficult to grow its revenue at rates comparable to historic growth rates and to maintain its profit margins at historic levels.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     The Company does not have significant interest rate risk related to its line of credit, which has an interest rate equivalent to the 30-day LIBOR rate (6.56 percent on December 31, 2000), plus 0.875 percent. The Company does not have significant foreign currency risk related to foreign sales because of the minimal amount of funds maintained in foreign payroll and operating accounts and since most non-United States revenues are paid in U.S. currency by U.S. national firms. The Company does not have any derivative commodity instruments or other financial instruments such as interest swaps, foreign currency forwards, futures and options, and foreign currency denominated debt. The Company does not have commodity price risk or other relevant market risks.

Item 8.   Financial Statements

     The financial statements of the Company are included on pages 21 through 24.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in accountants, disagreements, or other events requiring reporting under this item.


                                   PART III.

Item 10.  Directors and Executive Officers of RWD Technologies, Inc.

     Information required under this caption will be included in the Company's Definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Stockholders, which will be filed on or before April 5, 2001, and is incorporated herein by reference.

Item 11.  Executive Compensation

     Information required under this caption will be included in the Company's Definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Stockholders, which will be filed on or before April 5, 2001, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information required under this caption will be included in the Company's Definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Stockholders, which will be filed on or before April 5, 2001, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information required under this caption will be included in the Company's Definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Stockholders, which will be filed on or before April 5, 2001, and is incorporated herein by reference.

                                   PART IV.

Item 14.  Exhibits, Financial Statement Schedules, And Reports On Form 8-K

    (a) The following documents are filed as a part of this report:

        1.  The Financial Statements

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

        3.  Exhibits

            (a). Exhibits

  Exhibit No.                                   Description
-------------  -----------------------------------------------------------------

     3.01      Articles of Amendment and Restatement of the Charter**
     3.02      Amended and Restated Bylaws**
     4.01      Specimen Common Stock Certificate**
     10.01 Maryland Full-Service Office Lease between the Company and Columbia Management, Inc., dated as of January 1, 1994, as amended**
     10.02     Amended and Restated Equity Participation Plan**
     10.03     Employee Stock Purchase Plan**
     10.04 Chrysler Corporation General Terms & Conditions/Clause Manual-- Facilities and Material Purchasing--General Terms and Conditions**
     10.05 Letter Agreement from First National Bank of Maryland to the Company, dated February 27, 1996, regarding $7.5 million unsecured line of credit**
     10.06     Form of Executive Employment Agreement**
     10.07     1998 Omnibus Stock Incentive Plan*
     10.08 Amendment, dated February 24, 2000, to 1998 Omnibus Stock Incentive Plan****
     21.01     Subsidiaries of the Registrant***
     23.01     Consent of Arthur Andersen LLP***
     24.01     Powers of Attorney***
______________________
* Incorporated by reference to the Exhibits to the Company's 1997 Form 10-K, dated March 25, 1998 (No. 000-22145).
** Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 dated February 14, 1997 (No. 333-21779), as amended.
***     Filed herewith.
**** Incorporated by reference to the Exhibits to the Company's 2nd quarter 2000 Form 10-Q, dated August 11, 2000 (No. 000-22145).

            (b). Reports on Form 8-K. None were filed during the fourth quarter of 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized on March 22, 2001.

                              RWD TECHNOLOGIES, INC.
                              (Registrant)


                              By:  /s/ Robert W. Deutsch
                                   ---------------------------------------------
                                   Robert W. Deutsch
                                   Chairman of the Board, Chief Executive
                                   Officer, and Director (Principal Executive
                                   Officer)

                              By:  /s/ Robert T. O'Connell
                                   ---------------------------------------------
                                   Robert T. O'Connell
                                   Senior Vice President, Chief Financial
                                   Officer
                                   (Principal Financial and Accounting
                                   Officer)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of RWD Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of RWD Technologies, Inc., (a Maryland corporation) and subsidiaries (the Company) as of December 31, 1999 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RWD Technologies, Inc., and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
-----------------------

Baltimore, Maryland
February 6, 2001

                    RWD Technologies, Inc., and Subsidiaries
                          Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                                                As of December 31,
                                                                                         -----------------------------
                                      Assets                                                 1999                 2000
                                                                                             ----                 ----
Current Assets:
 Cash and cash equivalents..........................................................       $  3,760             $  2,596
 Investments, available-for-sale....................................................         24,454               24,744
 Contract accounts receivable, net of allowance for doubtful accounts
  of $239 and $345..................................................................         21,731               26,556
 Cost and estimated earnings in excess of billings on uncompleted contracts.........          7,232               10,273
 Income tax refund receivable.......................................................          1,692                   --
 Prepaid expenses and other.........................................................          1,257                2,153
 Deferred tax asset.................................................................             19                  929
                                                                                           --------             --------
   Total Current Assets.............................................................         60,145               67,251
                                                                                           --------             --------

Fixed Assets:
 Furniture and fixtures.............................................................          8,339                9,703
 Office equipment...................................................................          2,427                3,082
 Computer equipment.................................................................         11,579               18,113
 Leasehold improvements.............................................................          1,528                1,831
                                                                                           --------             --------
   Total Fixed Assets...............................................................         23,873               32,729
 Less accumulated depreciation and amortization.....................................         12,409               17,464
                                                                                           --------             --------
   Net Fixed Assets.................................................................         11,464               15,265
                                                                                           --------             --------
Goodwill, net of accumulated amortization of $340 and $1,046........................         13,421               13,244
                                                                                           --------             --------
Other assets........................................................................          2,231                2,066
                                                                                           --------             --------
     Total Assets...................................................................       $ 87,261             $ 97,826
                                                                                           ========             ========

                         Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable and accrued expenses..............................................       $  2,793             $  3,863
 Accrued payroll and other..........................................................          3,298                7,471
 Accrued vacation payable...........................................................          1,933                2,335
 Note payable.......................................................................          1,026                   --
 Billings in excess of costs and estimated earnings on uncompleted contracts........          4,005                2,902
 Current portion of capital lease obligation........................................             25                   57
                                                                                           --------             --------
   Total Current Liabilities........................................................         13,080               16,628
Noncurrent Liabilities:
 Capital lease obligation, net of current portion...................................             26                   18
 Deferred tax liability.............................................................            222                1,347
 Other liabilities..................................................................            592                  532
                                                                                           --------             --------
   Total Liabilities................................................................         13,920               18,525
                                                                                           --------             --------
Commitments and Contingencies
Stockholders' Equity:
 Common stock, $0.10 par value: authorized-50,000,000 shares;
  issued and outstanding-14,695,550 and 15,124,094, respectively....................          1,470                1,512
 Accumulated comprehensive income...................................................            (45)                (606)
 Additional paid-in capital.........................................................         47,210               49,097
 Retained earnings..................................................................         24,706               29,298
                                                                                           --------             --------
   Total Stockholders' Equity.......................................................         73,341               79,301
                                                                                           --------             --------
    Total Liabilities and Stockholders' Equity......................................       $ 87,261             $ 97,826
                                                                                           ========             ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   RWD Technologies, Inc., and Subsidiaries
                       Consolidated Statements of Income
                     (In thousands, except per share data)

                                                                                   Year Ended December 31,
                                                                   ----------------------------------------------------
                                                                            1998              1999                2000
                                                                            ----              -----               -----
Revenue.......................................................          $114,719           $124,433            $134,310
Cost of services..............................................            76,416             95,024             101,390
                                                                        --------           --------            --------
   Gross profit...............................................            38,303             29,409              32,920
Selling, general and administrative expenses..................            18,821             22,409              25,694
                                                                        --------           --------            --------
Operating income..............................................            19,482              7,000               7,226
Interest expense..............................................               (29)               (31)               (285)
Interest and other income (expense)...........................             1,794              1,140                 189
                                                                        --------           --------            --------
      Income before taxes.....................................            21,247              8,109               7,130
Provision for income taxes....................................             8,131              3,041               2,538
                                                                        --------           --------            --------
      Net income..............................................          $ 13,116           $  5,068            $  4,592
                                                                        ========           ========            ========
Earnings per share:
      Diluted calculation.....................................          $   0.82           $   0.33            $   0.30
                                                                        ========           ========            ========
      Basic calculation.......................................          $   0.88           $   0.34            $   0.31
                                                                        ========           ========            ========
Weighted average shares outstanding:
      Diluted calculation.....................................            16,016             15,503              15,518
                                                                        ========           ========            ========
      Basic calculation.......................................            14,895             14,769              14,943
                                                                        ========           ========            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   RWD Technologies, Inc., and Subsidiaries
 Consolidated Statements of Changes in Stockholders' Equity and Comprehensive
                                    Income
             For the Years Ended December 31, 1998, 1999 and 2000
                                (In thousands)

                                                                                    Accumulated
                                                                                       Other          Additional
                                                  Common        Comprehensive      Comprehensive        Paid-In        Retained
                                                   Stock           Income             Income            Capital        Earnings
                                               ------------   -----------------   ----------------  --------------  --------------
BALANCE, DECEMBER 31, 1997...................        $1,442                            $        25         $46,627      $    6,870
   Comprehensive income:
     Net income..............................            --             $13,116                 --              --          13,116
     Unrealized gain on securities...........            --                  56                 56              --              --
                                                                        -------
   Comprehensive income......................            --             $13,172                 --              --              --
                                                                        =======
   Stock options exercised...................            56                                     --             920              --
   Directors' and other option grants........            --                                     --              53              --
   Common stock repurchased..................            --                                     --              (4)            (69)
   Tax effect of non-qualified
     stock option exercises..................            --                                     --           4,270              --
   Employee stock purchase plan
     purchases...............................             4                                     --             595              --
                                                     ------                            -----------         -------      ----------

BALANCE, DECEMBER 31, 1998...................         1,502                                     81          52,461          19,917
   Comprehensive income:
     Net income..............................            --             $ 5,068                 --              --           5,068
     Unrealized loss on securities...........            --                (126)              (126)             --              --
                                                                        -------
   Comprehensive income......................            --             $ 4,942                 --              --              --
                                                                        =======
   Stock options exercised...................            37                                     --             554              --
   Directors' and other option grants........            --                                     --               7              --
   Common stock repurchased..................          (81 )                                    --          (8,416)           (279)
   Tax effect of non-qualified stock
     option exercises........................            --                                     --           1,398              --
   Employee stock purchase plan
     purchases...............................            12                                     --           1,124              --
   Accelerated vesting of stock
     options.................................            --                                     --              82              --
                                                     ------                            -----------         -------      ----------

BALANCE, DECEMBER 31, 1999...................         1,470                                    (45)         47,210          24,706
   Comprehensive income:
     Net income..............................            --             $ 4,592                 --              --           4,592
     Unrealized gain on securities...........            --                  90                 90              --              --
     Unrealized loss on foreign exchange.....            --                (651)              (651)             --              --
                                                                        -------
   Comprehensive income......................            --             $ 4,031                 --              --              --
                                                                        =======
   Stock options exercised...................            29                                     --             464              --
   Directors' and other option grants........            --                                     --              40              --
   Tax effect of non-qualified stock
     option exercises........................            --                                     --             614              --
   Employee stock purchase plan
     purchases...............................            13                                     --             834              --
   Accelerated vesting of stock
     options.................................            --                                     --             (65)             --
                                                     ------                            -----------         -------      ----------
BALANCE, DECEMBER 31, 2000...................        $1,512                            $      (606)        $49,097      $   29,298
                                                     ======                            ===========         =======      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   RWD Technologies, Inc., and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                          Year Ended December 31,
                                                                     --------------------------------------------------------------
                                                                          1998                   1999                    2000
                                                                     ---------------      ------------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income......................................................          $13,116                $  5,068               $  4,592
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization.................................            3,542                   4,598                  6,669
     Loss (gain) on sale of fixed assets...........................              274                      10                    (13)
     Deferred income taxes.........................................           (1,411)                 (1,042)                  (100)
     Effect of changes in:
          Contract accounts receivable.............................           (7,060)                 (1,261)                (4,890)
          Costs and estimated earnings in excess of billings on
             uncompleted contracts.................................           (3,110)                    657                 (3,432)
          Prepaid expenses and other...............................             (227)                 (1,489)                 1,216
          Accounts payable and accrued expenses....................            8,172                     801                  5,949
          Billings in excess of costs and estimated earnings on
            uncompleted contracts..................................              908                    (749)                (1,216)
          Other liabilities........................................             (184)                   (241)                   (60)
                                                                             -------                --------               --------

   Net cash from operating activities..............................           14,020                   6,352                  8,715
                                                                             -------                --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchase) sale of investments, net.............................           (1,414)                 13,315                   (200)
   Payments related to acquisition.................................               --                 (14,404)                (1,380)
   Purchase of fixed assets........................................           (4,315)                 (5,996)                (7,495)
   Payments for other assets.......................................              (54)                 (1,765)                (2,261)
   Proceeds from sale of fixed assets..............................               26                      46                     83
                                                                             -------                --------               --------

   Net cash from investing activities..............................           (5,757)                 (8,804)               (11,253)
                                                                             -------                --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal portion paid on capital lease.........................              (52)                    (31)                    --
   Borrowings under line of credit.................................               --                   4,725                 44,206
   Payments under line of credit...................................               --                  (4,725)               (44,206)
   Issuance of common stock........................................            1,571                   1,691                  1,389
   Repurchase of common stock......................................              (73)                 (8,776)                    --
                                                                             -------                --------               --------

   Net cash from financing activities..............................            1,446                  (7,116)                 1,389
                                                                             -------                --------               --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS............................................            9,709                  (9,568)                (1,149)
Effect Of Exchange Rate Changes On Cash............................               --                      --                    (15)
CASH AND CASH EQUIVALENTS, beginning of year.......................            3,619                  13,328                  3,760
                                                                             -------                --------               --------

CASH AND CASH EQUIVALENTS, end of year.............................          $13,328                $  3,760               $  2,596
                                                                             =======                ========               ========

   Supplemental Cash Flow Disclosures:
     Income taxes paid.............................................          $ 3,223                $  5,620               $  2,326
     Interest paid.................................................          $    17                $     10               $    224

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

Basis of Presentation
----------------------

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of total revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

  Cash and cash equivalents consists of cash and investments with original maturities not exceeding 90 days.

Investments
-----------

  Investments as of December 31, 1999 and 2000 consisted of U.S. Government and tax-exempt municipal securities that mature within one year. As of December 31, 1999 and 2000, $24,454,000 and $24,744,000, respectively, were classified as available-for-sale and were recorded at market value, with the change in market value being recorded as a component of stockholders' equity as of December 31, 1999 and 2000.

Financial Instruments
---------------------

  Financial instruments as of December 31, 1999 and 2000 consist of cash and cash equivalents, investments, receivables, payables, debt, and capital lease obligations, for which the carrying amounts approximate market value.

  Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. SFAS No. 133 specifies recognition of all derivative instruments in the balance sheet as assets or liabilities measured at fair value. Derivatives can be specifically designated as hedges. The Company has identified that it has no financial instruments that qualify under the definition in SFAS No. 133.

Fixed Assets
------------

  Fixed assets are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives, as follows:

          Furniture and fixtures        7 years
          Office equipment              5 years
          Computer equipment            3 years
          Leasehold improvements        4-10 years

  Depreciation expense for 1998, 1999, and 2000 was $3,542,000, $4,258,000, and
$5,841,000, respectively.

Software Development Costs
--------------------------

  The Company accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Costs incurred prior to the establishment of technological feasibility are expensed as incurred.

  Deferred computer software development costs are amortized, beginning when the product is first available for general release to customers. Periodic amortization is computed on a product-by-product basis at the greater of the amount determined with reference to total estimated revenues to be generated by the product or the amount computed on a straight-line basis with reference to the product's expected life cycle. Product amortization expense for the year ended December 31, 2000 was $122,000. Unamortized software development costs of $1,174,000 are included in Other assets at December 31, 2000.

  Costs incurred in the search for, or the evaluation of, software product alternatives and for the conceptual formulation and the translation of knowledge into a design are considered research and development expenses and are charged to expense as incurred. Software maintenance costs are also expensed as incurred.

Revenue Recognition
-------------------

  The majority of the Company's service revenue is generated from professional fees. The majority of the Company's contracts are on a time-and-materials basis, although many of the contracts contain initial "not-to-exceed" amounts and Company performance obligations. The remainder of the Company's contracts are on a fixed-price basis. Revenue is recognized using the percentage of completion method. The Company's contracts generally vary in length from 1 to 36 months.

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

  The Company recognizes revenue from the sale of software license agreements in accordance with Statement of Position (SOP) No. 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions."

  Revenue from the sale of software license agreements is recognized at the time of shipment of software products to the customer, when collectibility is probable. The Company does not grant its customers a right of return for a full or partial refund on its products. Revenue from all maintenance and customer support agreements is recognized ratably over the term of the agreement, generally one year. Revenue from professional services and training are recognized as the services are performed.

Foreign Currency Translation
----------------------------

  The Company follows SFAS No. 52, "Foreign Currency Translation" when translating its foreign subsidiaries' accounts into U.S. dollars. All assets and liabilities are translated at the current exchange rate while stockholders' equity accounts are translated at the appropriate historical rate. Revenues and expenses are translated at the current exchange rate in effect at the time of the transaction.

Earnings Per Share (EPS)
------------------------

  Basic earnings per share consists of the weighted average of shares outstanding during the year. Diluted earnings per share consists of the basic weighted average shares outstanding plus the weighted average of common stock equivalents which consist of stock options outstanding.

Reclassifications
-----------------

  Certain reclassifications were made to prior years amounts to conform to current year presentation.

2.   Acquisition:

  During 1999, the Company acquired all of the outstanding stock of Merrimac Interactive Media Corp. for a purchase price of $13,500,000 plus certain other costs. Net assets of Merrimac were $(520,000). The excess purchase price over the fair value of the net assets acquired resulted in the recognition of approximately $13,800,000 of goodwill, which is being amortized over the estimated useful life of 20 years. Amortization expense for 1999 and 2000 was $340,000 and $706,000, respectively. The business combination was accounted for under the purchase method of accounting, in accordance with Accounting Principles Board (APB) Opinion No. 16, "Business Combinations." Pro forma results of operations for the years ended December 31, 1998 and 1999 as though the companies had been combined at the beginning of the periods have not been disclosed, since the acquired company was a start-up company which had minimal operating activity prior to acquisition which was not material.

3.   Costs and Estimated Earnings on Contracts in Process:

                                                                                              As of December 31,
                                                                                        -----------------------------------
                                                                                           1999                   2000
                                                                                        ------------           ------------
Cost incurred and estimated earnings on uncompleted contracts                           $100,681,000           $139,919,000
Less: Billings to date on uncompleted contracts                                           97,454,000            132,548,000
                                                                                        ------------           ------------
   Net unbilled revenues                                                                $  3,227,000           $  7,371,000
                                                                                        ============           ============
Included in the accompanying consolidated balance sheets under the following captions:
   Costs and estimated earnings in excess of billings on uncompleted contracts          $  7,232,000           $ 10,273,000
   Billings in excess of costs and estimated earnings on uncompleted contracts             4,005,000              2,902,000
                                                                                        ------------           ------------
     Net unbilled revenues                                                              $  3,227,000           $  7,371,000
                                                                                        ============           ============

  Generally, contracts provide for the billing of costs incurred and estimated fees on a monthly basis. Amounts recorded in "costs and estimated earnings in excess of billings on uncompleted contracts" in the accompanying consolidated financial statements will be billed within twelve months of the balance sheet date.

4.   Debt:

  In addition to the cash payment resulting from the June, 1999 acquisition of Merrimac Interactive Media Corp., the Company signed a promissory note in the amount of $1,026,000 due January 1, 2000, which bore interest at 5% per annum. The note represented the balance of funds to be held in escrow as part of the purchase agreement. On January 5, 2000, the Company paid $1,055,000, representing the entire principal and interest necessary to satisfy the terms of the note.

  In 1999, the Company entered into a new line of credit agreement with a bank that is intended for working capital purposes. The unsecured line of $10,000,000 has an interest rate equivalent to the 30-day LIBOR rate plus 0.875 percent, and expires May 31, 2001. During 1999, the Company drew on the credit line during the months of September and October when the weighted average interest rate was
6.282 percent. The highest balance outstanding was $2,232,000. During 2000, the Company drew on the credit line in all months except February. The weighted average interest rate for 2000 was 7.274 percent and the highest balance outstanding was $8,986,000. There was no outstanding balance on the credit line as of December 31, 1999 and 2000.

  Interest expense for the years ended December 31, 1998, 1999, and 2000 was $29,000, $27,000, and $285,000, respectively.

5.   Business Segments:

  The Company believes it has reportable operating segments, as defined by SFAS No. 131. The Company has identified three distinct operating segments:
Enterprise Systems, Manufacturing Performance, and Latitude360.

  During the year ended December 31, 2000, the Company changed its reportable segments from Information Technology, Enterprise Resource Planning, Lean Manufacturing Consulting, and Technology Performance Support to Enterprise Systems, Manufacturing Performance, and Latitude360. The change in reporting conforms to how the Company presently manages its business. As a result, the Company has restated the results of the two years ended December 31, 1998 and 1999 segment reporting disclosure to conform to its new segments.

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

                                                                            For the Year Ended December 31,
                                                                 ----------------------------------------------------------
                                                                     1998                   1999                   2000
                                                                 ------------           ------------           ------------
Revenue (all external):
   Enterprise Systems                                            $ 38,436,000           $ 37,255,000           $ 46,895,000
   Manufacturing Performance                                       39,746,000             45,083,000             49,103,000
   Latitude360                                                     36,537,000             42,095,000             38,312,000
                                                                 ------------           ------------           ------------
Total Revenue                                                    $114,719,000           $124,433,000           $134,310,000
                                                                 ============           ============           ============

Gross Profit:
   Enterprise Systems                                            $ 12,949,000           $  6,331,000           $ 12,825,000
   Manufacturing Performance                                       12,429,000             13,479,000             13,773,000
   Latitude360                                                     12,925,000              9,599,000              6,322,000
                                                                 ------------           ------------           ------------
Total Gross Profit                                               $ 38,303,000           $ 29,409,000           $ 32,920,000
                                                                 ============           ============           ============

Depreciation and Amortization Expense Allocated to Segments:
   Enterprise Systems                                            $    802,000           $  1,067,000           $  1,446,000
   Manufacturing Performance                                          663,000                799,000                941,000
   Latitude360                                                        863,000              1,120,000              1,704,000
                                                                 ------------           ------------           ------------

Total Allocated to Segments                                         2,328,000              2,986,000              4,091,000

Amount not Allocated to Segments                                    1,214,000              1,612,000              2,578,000
                                                                 ------------           ------------           ------------

Total Depreciation and Amortization Expense                      $  3,542,000           $  4,598,000           $  6,669,000
                                                                 ============           ============           ============

Revenue (by geography):
   United States                                                 $101,626,000           $112,212,000           $121,301,000
   Non-United States                                               13,093,000             12,221,000             13,009,000
                                                                 ------------           ------------           ------------
Total Revenue                                                    $114,719,000           $124,433,000           $134,310,000
                                                                 ============           ============           ============

Significant Clients
-------------------

  Automobile industry clients generated an aggregate of 37.9 percent, 37.5 percent, and 36.3 percent of the Company's total revenue in 1998, 1999, and 2000, respectively. Telecommunications industry clients generated an aggregate of 10.4 percent, 7.0 percent, and 1.7 percent of the Company's total revenue in 1998, 1999, and 2000, respectively. Financial industry clients generated an aggregate of 10.0 percent and 7.5 percent of the Company's total revenue in 1999 and 2000, respectively. Sales to one client during 1998, 1999, and 2000 were approximately 22.4 percent, 20.4 percent, and 18.6 percent, respectively, of total revenue. Sales to another client were approximately 12.7 percent, 10.9 percent, and 14.0 percent of total revenue in 1998, 1999, and 2000, respectively. No other client represented more than 10 percent of the Company's total revenue in any of these periods.

6.   Commitments and Contingencies:

Commitments
-----------

  The Company leases office facilities under various operating leases that expire through September 30, 2011. The leases require the Company to pay for a portion of common area maintenance expenses and real estate taxes. Rent expense was $3,162,000, $4,369,000, and $5,318,000 in 1998, 1999, and 2000,
respectively. During 2000, the Company entered into three capital lease agreements for copy machines. Future minimum payments under these leases, as of December 31, 2000, were as follows:

          Year Ending December 31,                             Capital           Operating
          ------------------------                              Lease             Leases
                                                             -----------       -------------
             2001                                                $62,000          $5,375,000
             2002                                                 12,000           5,676,000
             2003                                                  7,000           5,489,000
             2004                                                     --           2,308,000
             2005 and thereafter                                      --           8,865,000
                                                                 -------
             Total minimum lease payments                         81,000
             Less: Amounts representing imputed interest           6,000
                                                                 -------

             Present value of net minimum payments                75,000
             Less: Current portion                                57,000
                                                                 -------

             Long-term portion                                   $18,000
                                                                 =======

  The Company has entered into employment agreements with four key employees with initial terms of three years and subject to successive one-year annual renewals. Three of these agreements have initial terms that ended in January 2000 and are continuing for successive one-year annual renewals. The fourth agreement has an initial term that ends in January 2002 and can be extended for successive one-year annual renewals thereafter. The Company is currently negotiating employment agreements with two additional key employees. These agreements are expected to have an initial term that will end on the anniversary date of the agreement and be subject to successive one-year annual renewals.

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

7.   Stock Option and Purchase Agreements:

  The Company has stock option plans whereby the Board of Directors, at its discretion, can award employees and outside directors options to purchase shares of the Company's common stock. Options for 6,065,000 shares are authorized under these plans. The options granted to employees under these plans vest over periods of three-to-seven years. Some options vest evenly over the vesting period and others vest at the end. Options have been granted with expiration dates that vary from ten years following the date of grant to eleven years after the first vesting date. In addition, all options expire within 30 days of any individual employee's termination of employment. The options granted to non-employee directors vest ratably over a three-year period, beginning one year after grant, and expire ten years after the first vesting date. The Company has also granted stock options to certain key employees under terms similar to other employee option grants.

  The Company accounts for its stock-based compensation plans as permitted by SFAS Statement No. 123, "Accounting for Stock-Based Compensation," which allows the Company to follow APB No. 25, "Accounting for Stock Issued to Employees" and recognize no compensation cost for options granted at fair market value. The Company has computed, for pro forma disclosure purposes, the value of all compensatory options granted during 1998, 1999, and 2000, using the Black-Scholes option pricing model. The following assumptions were used for grants:

                                                            For the Year Ended December 31,
                                                   -----------------------------------------------
                                                     1998               1999                2000
                                                   --------           --------            --------
            Risk-free interest rate (range)        4.5%-5.5%          4.8%-6.5%           5.0%-6.7%
            Expected dividend yield                     0.0%               0.0%                0.0%
            Expected lives                                5 years          5-7 years             5 years
            Expected volatility                        51.0%              57.0%               74.0%

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

                                                   For the Year Ended December 31,
                                                ---------------------------------------
                                                    1998          1999          2000
                                                -----------    ----------    ----------
            Net Income:
              As reported                       $13,116,000    $5,068,000    $4,592,000
              As adjusted                        11,814,000     2,425,000     2,057,000

            Diluted Earnings Per Share:
              As reported                       $      0.82    $     0.33    $     0.30
              As adjusted                              0.74          0.16          0.13

            Basic Earnings Per Share:
              As reported                       $      0.88    $     0.34    $     0.31
              As adjusted                              0.79          0.16          0.14

  The following table summarizes all stock option and purchase right activity during 1998, 1999, and 2000.

                                                Number of Shares
                                        --------------------------------
                                         Key Party
                                           Option              Employee        Exercise Price
                                         Agreements              Plan             Per Share
                                        --------------------------------   ----------------------
Outstanding as of December 31, 1997         7,000              3,332,000      $ 0.67   -    20.00
   Granted                                     --              1,039,000       17.38   -    24.00
   Exercised                               (6,000)              (552,000)       0.67   -    20.00
   Terminated                                  --               (263,000)       0.67   -    24.00
                                           ------             ----------

Outstanding as of December 31, 1998         1,000              3,556,000        0.67   -    24.00
   Granted                                     --              1,582,000        6.75   -    10.00
   Exercised                                   --               (365,000)       0.67   -    19.75
   Terminated                                  --               (283,000)       0.83   -    24.00
                                           ------             ----------

Outstanding as of December 31, 1999         1,000              4,490,000        0.67   -    24.00
   Granted                                     --              1,732,000        3.13   -     9.00
   Exercised                                   --               (290,000)       0.67   -     6.00
   Terminated                                  --             (1,012,000)       1.00   -    24.00
                                           ------             ----------

Outstanding as of December 31, 2000         1,000              4,920,000        0.67   -    24.00
                                           ======             ==========

  The number of options exercisable as of December 31, 1998, 1999, and 2000 were 733,000, 1,109,000, and 1,531,000, respectively. The weighted average fair value of options granted for the years ended December 31, 1998, 1999, and 2000 was $8.98, $5.16, and $2.52, respectively. These fair values were calculated using the Black-Scholes option pricing model.

  The following table summarizes information about fixed stock options outstanding as of December 31, 2000.

                                   Options Outstanding                           Options Exercisable
                     --------------------------------------------------  -------------------------------
                        Number                                               Number
                     Outstanding at  Weighted Average       Weighted     Exercisable at      Weighted
Range of Exercise     December 31,      Remaining           Average       December 31,       Average
    Prices               2000        Contractual Life    Exercise Price      2000         Exercise Price
------------------   --------------  -----------------   --------------  --------------   --------------
  $ 0.67  -   1.00          559,000         5.22 years         $ 0.89          487,000         $ 0.87
    3.13  -   6.75        2,014,000         8.87                 4.10          287,000           6.00
    7.25  -  13.00        1,249,000         8.86                 8.36          278,000           9.07
   17.38  -  24.00        1,098,000         8.28                18.54          479,000          18.57
                          ---------                                          ---------

    0.67  -  24.00        4,920,000         8.32                 8.04        1,531,000           8.86
                          =========                                          =========

  The Company has approved an employee stock purchase plan (the "Stock Purchase Plan"). The Stock Purchase Plan qualifies as an "employee stock purchase plan" under Section 423 of the Code. All regular full-time employees of the Company (including officers), and all other employees whose customary employment is for more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Directors who are not employees are not eligible. A maximum of 475,000 shares of the Company's common stock were reserved for issuance under the Stock Purchase Plan. Participants are permitted to withhold up to 10 percent of eligible compensation. No more than 2,000 shares of stock can be purchased by a participant. The purchase price of stock is 85 percent of the fair market value of the Company's common stock on the first or last business day of the offering period, whichever is lower. Offering periods will run for consecutive six-month periods, with the current offering period ending April 30, 2001. At year-end, approximately 183,000 shares remained available for sale.

  A summary of the Stock Purchase Plan is as follows:

Offering period          Began              Ended       Shares Purchased    Exercise Price
---------------   ----------------   ----------------   ----------------    --------------
      1           April 16, 1998     October 31, 1998         38,000           $15.81
      2           November 1, 1998   April 30, 1999           45,000            13.71
      3           May 1, 1999        October 31, 1999         75,000             6.91
      4           November 1, 1999   April 30, 2000           66,000             6.69
      5           May 1, 2000        October 31, 2000         68,000             5.92
      6           November 1, 2000   April 30, 2001               --               --

8.   Retirement Savings Plan:

  The Company has a retirement savings plan (401(k) plan) whereby employees may contribute up to the limits established by the Internal Revenue Service. The Company, at the discretion of the Board of Directors, may choose to match employee contributions up to 15 percent of each employee's compensation. The Company's contribution expense during 1998, 1999, and 2000 was $1,615,000, $1,816,000, and $897,000, respectively.

9.   Income Taxes:

  The provisions for income taxes were as follows:

                                                          For the Year Ended December 31,
                                                  -----------------------------------------------
                                                      1998              1999              2000
                                                  -----------        ----------        ----------
      Current:
        Federal                                   $ 8,198,000        $3,375,000        $2,192,000
        State                                       1,344,000           708,000           553,000
      Deferred:
        Federal                                    (1,242,000)         (872,000)         (165,000)
        State                                        (169,000)         (170,000)          (42,000)
                                                  -----------        ----------        ----------

      Total provision                             $ 8,131,000        $3,041,000        $2,538,000
                                                  ===========        ==========        ==========

The statutory federal income tax rate, reconciled to the effective tax rate provision is as follows:

                                                                    For the Year Ended December 31,
                                                           ---------------------------------------------------
                                                              1998                1999                 2000
                                                           ----------          ----------           ----------
Statutory federal income tax rate (34%)                    $7,224,000          $2,757,000           $2,424,000
State income taxes, net of federal income tax effect          887,000             467,000              376,000
Other                                                          20,000            (183,000)            (262,000)
                                                           ----------          ----------           ----------
   Total provision                                         $8,131,000          $3,041,000           $2,538,000
                                                           ==========          ==========           ==========

  Temporary differences arise between the financial reporting and income tax basis carrying amounts of assets and liabilities, which gives rise to deferred income taxes. The Company's deferred taxes as of December 31, 1999 and 2000, and the elements of the deferred taxes are as follows:

                                                                         As of December 31,
                                                                   -------------------------------
        Current Deferred Taxes:                                        1999                2000
                                                                   -----------         -----------
          Deferred tax assets:
            Accrued compensation                                   $   712,000         $   696,000
            Allowance for bad debts                                     90,000             129,000
            Debt forgiveness                                            23,000                  --
            Deferred rent credits                                      157,000             139,000
            Net operating loss                                         272,000                  --
                                                                   -----------         -----------
              Deferred tax asset                                     1,254,000             964,000
                                                                   -----------         -----------

          Deferred tax liabilities:
            Prepaid expenses                                           (36,000)            (35,000)
            Cash basis of accounting for income taxes               (1,199,000)                 --
                                                                   -----------         -----------
              Deferred tax liability                                (1,235,000)            (35,000)
                                                                   -----------         -----------
                 Net current deferred tax asset                    $    19,000         $   929,000
                                                                   ===========         ===========

        Noncurrent Deferred Taxes:
          Deferred tax assets:
            Business expansion costs                               $    34,000         $    23,000
                                                                   -----------         -----------

          Deferred tax liabilities:
            Depreciation and amortization                             (256,000)         (1,370,000)
                                                                   -----------         -----------
                 Net noncurrent deferred tax liability             $  (222,000)        $(1,347,000)
                                                                   ===========         ===========

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

RWD Technologies, Inc.:

  We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of RWD Technologies, Inc., (a Maryland corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated February 6, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP
-----------------------

Baltimore, Maryland
February 6, 2001

                   RWD Technologies, Inc., And Subsidiaries
                Schedule II - Valuation and Qualifying Accounts
             For the Years Ended December 31, 1998, 1999 and 2000
                                (In thousands)

                                 Balance as of    Additions                 Balance as of
                                   Beginning     Charges to                     End of
Allowance for Doubtful Accounts    of Period      Expense     Deductions       Period
-------------------------------  -------------   ----------   ----------    -------------
Year ended December 31, 1998          428              --          189              239

Year ended December 31, 1999          239           1,639        1,639              239

Year ended December 31, 2000          239             297          191              345