Form 10-Q
period 2001-03-31
RWD TECHNOLOGIES INC
filed 2001-05-14
CIK 1032373

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

   [x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2001


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

As of April 30, 2001, 15,283,627 shares of common stock $0.10 par value ("Common Stock") of the Registrant were outstanding.

                             RWD TECHNOLOGIES, INC.

                                     INDEX

                                   FORM 10-Q

PART I - FINANCIAL INFORMATION

                                                                                                   Page
                                                                                                   ----

Item 1.      Financial Statements

             Consolidated Condensed Balance Sheets as of March 31, 2001                             1
             (Unaudited) and December 31, 2000

             Consolidated Statements of Income for the Three Months ended                           2
             March 31, 2001, and 2000 (Unaudited)

             Consolidated Statements of Cash Flows for the Three Months                             3
             ended March 31, 2001, and 2000 (Unaudited)

             Notes to Consolidated Financial Statements                                             4

Item 2.      Management's Discussion and Analysis of Financial Condition                            6
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

Item 2.      Changes in Securities                                                                 N/A

Item 3.      Defaults Upon Senior Securities                                                       N/A

Item 4.      Submission of Matters to a Vote of Security Holders                                   N/A

Item 5.      Other Information                                                                     N/A

Item 6.      Exhibits and Reports on Form 8-K                                                      N/A

Signatures                                                                                          10

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                 (In thousands)

                                                               March 31, 2001          December 31, 2000
                                                               --------------          -----------------
                                                                 (unaudited)
                         ASSETS
CURRENT ASSETS:
  Cash and investments.......................................         $23,688                  $27,340
  Contract accounts receivable, net..........................          22,570                   26,556
  Costs and estimated earnings in excess of billings on
    uncompleted contracts....................................          11,665                   10,273
  Prepaid expenses and other.................................           2,532                    2,153
  Deferred tax asset.........................................             929                      929
                                                               --------------          ---------------
       Total Current Assets..................................          61,384                   67,251
NET FIXED ASSETS.............................................          14,309                   15,265
GOODWILL, net................................................          13,065                   13,244
OTHER ASSETS.................................................           4,545                    2,066
                                                               --------------          ---------------
       Total Assets..........................................         $93,303                  $97,826
                                                               ==============          ===============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses......................         $ 9,821                  $13,669
  Billings in excess of costs and estimated earnings on
    uncompleted contracts....................................           2,380                    2,902
  Current portion of capital lease obligation................              43                       57
                                                               --------------          ---------------
       Total Current Liabilities.............................          12,244                   16,628
NONCURRENT LIABILITIES:
  Capital lease obligation, net of current portion...........              14                       18
  Other liabilities..........................................             599                      532
  Deferred tax liability.....................................           1,347                    1,347
                                                               --------------          ---------------
       Total Liabilities.....................................          14,204                   18,525
                                                               --------------          ---------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock...............................................           1,518                    1,512
  Additional paid-in capital.................................          49,228                   49,097
  Accumulated comprehensive income...........................            (329)                    (606)
  Retained earnings..........................................          28,682                   29,298
                                                               --------------          ---------------

       Total Stockholders' Equity............................          79,099                   79,301
                                                               --------------          ---------------
            Total Liabilities and Stockholders' Equity.......         $93,303                  $97,826
                                                               ==============          ===============

          See accompanying notes to consolidated financial statements.

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                       Consolidated Statements of Income
               (Unaudited) (In thousands, except per share data)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2001             2000
                                                    ------------     ------------
Revenue..........................................        $30,050          $30,814
Cost of services.................................         24,965           23,966
                                                    ------------     ------------
  Gross profit...................................          5,085            6,848
Selling, general and administrative expenses.....          6,455            6,246
                                                    ------------     ------------
Operating (loss) income..........................         (1,370)             602
Other income, net................................            208              254
                                                    ------------     ------------
  (Loss) income before taxes.....................         (1,162)             856
Income tax (benefit) provision...................           (546)             317
                                                    ------------     ------------
  Net (loss) income..............................        $  (616)         $   539
                                                    ============     ============

  Diluted (loss) earnings per share..............         $(0.04)         $  0.04
                                                    ============     ============
  Basic (loss) earnings per share................         $(0.04)         $  0.04
                                                    ============     ============

  Weighted average shares outstanding -
   Diluted calculation...........................         15,151           15,404
                                                    ============     ============
   Basic calculation.............................         15,151           14,757
                                                    ============     ============

         See accompanying notes to consolidated financial statements.

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                          (Unaudited) (In thousands)

                                                                         Three Months Ended March 31,
                                                                         2001                  2000
                                                                     -----------           -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                     $  (616)           $   539
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
      Depreciation and amortization............................           1,789              1,388
      Loss on disposal of fixed assets.........................               4                  2
      Effect of changes in:
        Contract accounts receivable...........................           3,958              4,079
        Costs and earnings in excess of billings on
          uncompleted contracts................................          (1,443)            (4,717)
        Prepaid expense and other..............................            (738)              (649)
        Accounts payable and accrued expenses..................          (3,170)             1,966
        Billings in excess of costs and estimated
          earnings on uncompleted contracts....................            (524)              (697)
        Other liabilities......................................              66                (60)
                                                                    -----------        -----------
      Net cash from operating activities.......................            (674)             1,851
                                                                    -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Sale (purchase) of investments, net......................           3,618               (318)
      Payments related to acquisition..........................              --             (1,252)
      Purchase of fixed assets.................................            (722)            (2,218)
      Payments for other assets................................          (2,356)              (737)
      Proceeds from sale of fixed assets.......................              22                 --
                                                                    -----------        -----------
      Net cash from investing activities.......................             562             (4,525)
                                                                    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal portion paid on capital lease..................             (17)                --
      Borrowings under line of credit..........................           8,797                742
      Payments under line of credit............................          (8,797)              (742)
      Issuance of common stock.................................              33                282
                                                                    -----------        -----------
      Net cash from financing activities.......................              16                282
                                                                    -----------        -----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS.................................................             (96)            (2,392)
Effect of exchange rate changes on cash........................              33                 21
CASH AND CASH EQUIVALENTS, beginning of period.................           2,596              3,760
                                                                    -----------        -----------
CASH AND CASH EQUIVALENTS, end of period.......................         $ 2,533            $ 1,389
                                                                    ===========        ===========
Supplemental Cash Flow Disclosures:
      Income taxes paid........................................         $   379            $   216
      Interest expense paid....................................              26                  1


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

Basis of Presentation
---------------------

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2000, included in the Company's Annual Report on Form 10-K.

    During 2000, the Company changed the way it reports gross profit margins. The Company previously included all selling expenses with cost of services. These expenses are now included in selling, general and administrative, except time devoted to marketing by professional personnel normally assigned to client work, which remain in cost of services. Certain reclassifications were made to prior years amounts to conform to current year presentation.


Comprehensive Income
--------------------

    Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income for the periods presented is listed below:

                                                                 For the Three Months Ended
                                                                          March 31,
                                                           ------------------------------------
                                                                       (in thousands)
                                                                2001                    2000
                                                           ------------             -----------

Net (Loss) Income as Reported                                     $(616)                  $ 539
Effect of Unrealized (Loss) Gain on
   Investments Available-for-Sale, net of tax                        (6)                     23
Effect of Unrealized Gain on
   Foreign Exchange, net of tax                                     283                      21
                                                          -------------            ------------

Comprehensive (Loss) Income                                       $(339)                  $ 583
                                                          =============           =============

2.  Business Segments:

    The Company has identified three distinct operating segments: Enterprise Systems, which provides products and services supporting the implementation of enterprise-wide software products and applications; Manufacturing Performance, which addresses all aspects of manufacturing processes in order to promote continuous improvements; and Latitude360(TM) which encompasses the design and delivery of information to end users of technology including Web-based training.

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

                                                                              Three Months Ended March 31,
                                                                                    (in thousands)
                                                                          2001                         2000
                                                                      -----------                  ------------

Revenue:
    Enterprise Systems                                                    $10,772                      $10,792
    Manufacturing Performance                                              11,176                       10,969
    Latitude360(TM)                                                         8,102                        9,053
                                                                     ------------                -------------
Total Revenue                                                             $30,050                      $30,814
                                                                     ============                =============

Gross Profit:
    Enterprise Systems                                                    $ 1,847                      $ 2,902
    Manufacturing Performance                                               2,314                        2,914
    Latitude360(TM)                                                           924                        1,032
                                                                     ------------                -------------
Total Gross Profit                                                        $ 5,085                      $ 6,848
                                                                     ============                =============

Depreciation and Amortization Expense Allocated To Segments:
    Enterprise Systems                                                    $   402                      $   292
    Manufacturing Performance                                                 260                          189
    Latitude360(TM)                                                           404                          418
                                                                     ------------                -------------
Total Allocated to Segments                                                 1,066                          899
Amount not Allocated to Segments                                              723                          489
                                                                     ------------                -------------
Total Depreciation and Amortization Expense                               $ 1,789                      $ 1,388
                                                                     ============                =============

Revenue (by geography):
    United States                                                         $26,195                      $27,256
    Non-United States                                                       3,855                        3,558
                                                                     ------------                -------------
Total Revenue                                                             $30,050                      $30,814
                                                                     ============                =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

  Quarter Ended March 31, 2001, Compared to Quarter Ended March 31, 2000

  Revenue. Revenue for the total Company decreased by $764,000 (or 2.5 percent) from $30.8 million in 2000 to $30.1 million in 2001. Performance by segment was as follows:

  . Enterprise Systems. Revenue was unchanged at $10.8 million in the quarter ended March 31, 2000 and 2001, representing 35.0 percent of the Company's revenue in 2000 and 35.8 percent of the Company's revenue in 2001. Revenue in the first quarter of 2001 reflected a continuation of constrained IT spending experienced in the fourth quarter of 2000.

  . Manufacturing Performance. Revenue increased by $207,000 (or 1.9 percent), from $11.0 million in the quarter ended March 31, 2000, to $11.2 million in the quarter ended March 31, 2001, representing 35.6 percent of the Company's revenue in 2000 and 37.2 percent of the Company's revenue in 2001. This marginal increase in revenue resulted from an internal transfer of the petrochemical process improvement business from the Latitude360(TM) segment to this segment, which more than offset a decrease in business with the major automobile manufacturers.

  . Latitude360(TM). Revenue decreased by $951,000 (or 10.5 percent), from $9.1 million in the quarter ended March 31, 2000, to $8.1 million in the quarter ended March 31, 2001, representing 29.4 percent of the Company's revenue in 2000 and 27.0 percent of the Company's revenue in 2001. The decrease in revenue reflected the aforesaid transfer of business to the Manufacturing Performance segment, as well as less robust IT spending by business in general.

  Gross Profit. Gross profit for the total Company decreased by $1.8 million (or 25.7 percent), from $6.8 million in the quarter ended March 31, 2000, to $5.1 million in the quarter ended March 31, 2001, and decreased from 22.2 percent of revenue in 2000 to 16.9 percent of revenue in 2001. This decrease in gross profit as a percentage of revenue resulted primarily from retaining the skilled workforce at full strength despite lower revenue in order to take rapid advantage of future growth opportunities.

  . Enterprise Systems. Gross profit decreased by $1.1 million (or 36.3 percent) from $2.9 million in the quarter ended March 31, 2000, to $1.8 million in the quarter ended March 31, 2001. Gross profit margin decreased from 26.9 percent of this segment's revenue in the first quarter of 2000 to
     17.2 percent in 2001. This decrease in gross profit margin was due primarily to lower staff utilization.

  . Manufacturing Performance. Gross profit decreased by $600,000 (or 20.6 percent) from $2.9 million in the quarter ended March 31, 2000, to $2.3 million in the quarter ended March 31, 2001. Gross profit margin decreased from 26.6 percent of this segment's revenue in the first quarter of 2000 to
     20.7 percent in 2001. This decrease in gross profit margin resulted primarily from lower staff utilization.

  . Latitude360(TM). Gross profit decreased by $108,000 (or 10.5 percent) from $1.0 million in the quarter ended March 31, 2000, to $924,000 in the quarter ended March 31, 2001. Gross profit margin remained the same at 11.4 percent of this segment's revenue in the first quarter of 2000 and 2001. This decrease in gross profit resulted primarily from the segment's decreased direct labor utilization offset by increased labor markups.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $208,000 (or 3.3 percent), from $6.2 million in the first quarter of 2000 to $6.5 million in the first quarter of 2001, increasing from 20.3 percent of revenue in 2000 to 21.5 percent of revenue in 2001. This increase in expenses resulted primarily from additional marketing personnel, and higher health insurance and facility related costs.

  Operating Income. As a result of the foregoing, the Company's operating income decreased by $2.0 million from $602,000 in the first quarter of 2000 to a loss of $1.4 million in the first quarter of 2001.

  Other Income. Other income was $254,000 in the first quarter of 2000 and $208,000 in the first quarter of 2001. This decrease resulted primarily from additional interest expense due to borrowing for working capital needs.

  Net Income. Net income decreased by $1.2 million, from $539,000 in the first quarter of 2000 to a loss of $616,000 in the first quarter of 2001.

Liquidity and Capital Resources

  The Company's cash and investments were $23.7 million as of March 31, 2001, compared to $27.3 million as of December 31, 2000. During the quarter, the Company utilized its bank line of credit for certain annual operating expenses such as funding of the 401(K) match, corporate insurance premiums, and certain tax payments. The Company's working capital was $49.1 million as of March 31, 2001, and $50.6 million as of December 31, 2000.

  The Company's operating activities used cash of approximately $674,000 for the three months ended March 31, 2001, compared to providing cash of $1.9 million for the same period in 2000. Cash was used to reduce accounts payable and accrued expenses and to fund contracts which were not yet billed. This was partially offset by a reduction in accounts receivable and the resulting decline in days sales outstanding.

  Investing activities provided cash of $562,000 in the three months ended March 31, 2001, compared to a use of cash of $4.5 million for the same period in 2000. Cash from investing activities included the sale of investments which were primarily used to fund the expansion of product offerings and the purchase of capital equipment.

  Financing activities provided cash of $16,000 in the three months ended March 31, 2001, compared to providing $282,000 in the same period in 2000. Cash provided by financing activities consisted of the issuance of the Company's common stock through the exercise of employee stock options in both years offset by the payment of long-term capital lease debt during 2001.

  As of April 11, 2001, the Company has arranged a $15.0 million unsecured revolving line of credit with a commercial bank, replacing its existing $10.0 million line. The new facility bears interest at the 30-day, LIBOR rate (5.1 percent on March 31, 2001), plus 0.875 percent, and has terms substantially identical to the previous facility. The Company utilizes its line of credit to finance a portion of its working capital needs. There was no balance outstanding on the line of credit as of March 31, 2001 or December 31, 2000.

  The Company believes its existing cash balances, cash provided by future operations, and its line of credit will be sufficient to meet the Company's working capital and other cash needs.

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

          N/A

(b)       Current Reports on Form 8-K

          N/A

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 RWD TECHNOLOGIES, INC.



                                 By: /s/ Robert T. O'Connell
                                     -----------------------
                                     Robert T. O'Connell
                                     Chief Financial Officer and
                                     Senior Vice President

Dated:  May 14, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Name                                        Capacity                                Date
            ----                                        -------                                 ----
/s/ Robert W. Deutsch                Chairman of the Board,
-----------------------------        Chief Executive Officer, and Director               May 14, 2001
Robert W. Deutsch

/s/ Robert T. O'Connell              Chief Financial Officer and
-----------------------------        Senior Vice President                               May 14, 2001
Robert T. O'Connell