Form 10-Q
period 2001-06-30
RWD TECHNOLOGIES INC
filed 2001-08-14
CIK 1032373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---
As of July 31, 2001, 15,286,030 shares of common stock $0.10 par value ("Common Stock") of the Registrant were outstanding.

                             RWD TECHNOLOGIES, INC.

                                      INDEX

                                    FORM 10-Q

                                                                                                    Page
                                                                                                    ----
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets as of June 30, 2001, (Unaudited) and                 1
          December 31, 2000

          Consolidated Statements of Operations for the Three Months and Six Months                  2
          ended June 30, 2001, and 2000 (Unaudited)

          Consolidated Statements of Cash Flows for the Six Months ended June 30,                    3
          2001, and 2000 (Unaudited)

          Notes to Consolidated Financial Statements                                                 4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of                 7
          Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                12


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                         N/A

Item 2.   Changes in Securities                                                                     N/A

Item 3.   Defaults Upon Senior Securities                                                           N/A

Item 6.   Exhibits and Reports on Form 8-K                                                          13

Signatures                                                                                          14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                 (In thousands)

                                                                       June 30, 2001           December 31, 2000
                                                                   ----------------------    ----------------------
                                                                        (unaudited)
                              ASSETS

CURRENT ASSETS:
    Cash and investments ................................                 $ 23,525                   $ 27,340
    Contract accounts receivable, net ...................                   18,846                     26,556
    Costs and estimated earnings in excess of billings on
         uncompleted contracts ..........................                   10,048                     10,273
    Prepaid expenses and other ..........................                    2,183                      2,153
    Deferred tax asset ..................................                    2,493                        929
                                                                          --------                   --------
         Total Current Assets ...........................                   57,095                     67,251
NET FIXED ASSETS ........................................                   13,208                     15,265
GOODWILL, net ...........................................                   12,886                     13,244
OTHER ASSETS ............................................                    8,874                      2,066
                                                                          --------                   --------
         Total Assets ...................................                 $ 92,063                   $ 97,826
                                                                          ========                   ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses ...............                 $ 10,416                   $ 13,669
    Billings in excess of costs and estimated earnings on
         uncompleted contracts ..........................                    1,990                      2,902
    Current portion of capital lease obligation .........                       28                         57
                                                                          --------                   --------
         Total Current Liabilities ......................                   12,434                     16,628
NONCURRENT LIABILITIES:
    Capital lease obligation, net of current portion ....                       11                         18
    Other liabilities ...................................                      554                        532
    Deferred tax liability ..............................                    1,348                      1,347
                                                                          --------                   --------
         Total Liabilities ..............................                   14,347                     18,525
                                                                          --------                   --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Common stock ........................................                    1,528                      1,512
    Additional paid-in capital ..........................                   49,158                     49,097
    Accumulated comprehensive income ....................                     (354)                      (606)
    Retained earnings ...................................                   27,384                     29,298
                                                                          --------                   --------
         Total Stockholders' Equity .....................                   77,716                     79,301
                                                                          --------                   --------
           Total Liabilities and Stockholders' Equity ...                 $ 92,063                   $ 97,826
                                                                          ========                   ========

          See accompanying notes to consolidated financial statements.

                    RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                      Consolidated Statements of Operations
                (Unaudited) (In thousands, except per share data)


                                                      Three Months Ended June 30,                 Six Months Ended June 30,
                                                 ---------------------------------------    --------------------------------------
                                                       2001                 2000                  2001                 2000
                                                 ------------------   ------------------    -----------------    -----------------
Revenue ....................................         $ 30,418              $ 33,527              $ 60,468            $ 64,341
Cost of services ...........................           26,155                25,281                51,119              49,247
                                                     --------              --------              --------            --------
    Gross profit ...........................            4,263                 8,246                 9,349              15,094
Selling, general and administrative expenses            7,264                 6,813                13,720              13,060
                                                     --------              --------              --------            --------
Operating (loss) income ....................           (3,001)                1,433                (4,371)              2,034
Other income, net ..........................              222                   228                   430                 483
                                                     --------              --------              --------            --------
    (Loss) income before taxes .............           (2,779)                1,661                (3,941)              2,517
Income tax (benefit) provision .............           (1,179)                  615                (1,726)                932
                                                     --------              --------              --------            --------

    Net (loss) income ......................         $ (1,600)             $  1,046              $ (2,215)           $  1,585
                                                     ========              ========              ========            ========
    Diluted (loss) earnings per share ......         $  (0.10)             $   0.07              $  (0.14)           $   0.10
                                                     ========              ========              ========            ========
    Basic (loss) earnings per share ........         $  (0.10)             $   0.07              $  (0.14)           $   0.11
                                                     ========              ========              ========            ========
    Weighted average shares outstanding -
       Diluted calculation .................           15,262                15,260                15,285              15,332
                                                     ========              ========              ========            ========
       Basic calculation ...................           15,262                14,912                15,285              14,835
                                                     ========              ========              ========            ========


          See accompanying notes to consolidated financial statements.

                    RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                           (Unaudited) (In thousands)

                                                                            Six Months Ended June 30,
                                                                          2001                     2000
                                                                 --------------------    ---------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
        Net (loss) income ....................................        $ (2,215)                   $  1,585
        Adjustments to reconcile net (loss) income to net cash
           provided by operating activities:
           Depreciation and amortization .....................           3,721                       3,026
           Loss on sale of fixed assets ......................             214                          26
           Effect of changes in:
              Contract accounts receivable ...................           4,792                      (3,350)
              Costs and earnings in excess of
                 billings on uncompleted contracts ...........             219                     (11,188)
              Prepaid expense and other ......................            (268)                      1,501
              Increase in other assets .......................          (4,491)                     (1,070)
              Accounts payable and accrued expenses ..........          (3,988)                      3,839
              Billings in excess of earnings on
                 uncompleted contracts .......................            (914)                      3,243
              Other liabilities ..............................              20                         (60)
                                                                      --------                    --------
           Net cash from operating activities ................          (2,910)                     (2,448)
                                                                      --------                    --------

  CASH FLOWS FROM INVESTING ACTIVITIES:
           Sale (purchases) of investments, net ..............           3,565                        (663)
           Payments related to acquisition ...................              --                      (1,380)
           Purchase of fixed assets ..........................          (1,416)                     (5,369)
           Proceeds from sale of fixed assets ................             293                           5
                                                                      --------                    --------
           Net cash from investing activities ................           2,442                      (7,407)
                                                                      --------                    --------

  CASH FLOWS FROM FINANCING ACTIVITIES:
           Principal portion paid on capital lease ...........             (34)                         --
           Borrowings under line of credit ...................          12,832                      19,676
           Payments under line of credit .....................         (19,676)                     (8,070)
           Issuance of common stock ..........................             355                         891
           Repurchase of common stock ........................            (148)                         --
                                                                      --------                    --------
           Net cash from financing activities ................             173                       5,653
                                                                      --------                    --------
  NET DECREASE IN CASH AND CASH EQUIVALENTS ..................            (295)                     (4,202)

  Effect of exchange rate changes on cash ....................              32                           7
  CASH AND CASH EQUIVALENTS, beginning of period .............           2,596                       3,760
                                                                      --------                    --------
  CASH AND CASH EQUIVALENTS, end of period ...................        $  2,333                    $   (435)
                                                                      ========                    ========
  Supplemental Cash Flow Disclosures:
           Income taxes paid .................................        $    379                    $    539
                                                                      ========                    ========
           Interest expense paid .............................        $     51                    $     33
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

                    RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Summary of Significant Accounting Policies:

Organization and Business
-------------------------

     RWD Technologies, Inc., and subsidiaries (the "Company") was incorporated on January 22, 1988, in the State of Maryland. The Company provides a broad range of integrated solutions and products designed to improve the productivity and effectiveness of workers in complex operating environments. For the quarter and six months ended June 30, 2001, the Company's statements incorporate the results of a majority-owned joint venture, SAP Learning Solutions Pte Ltd ("SAPLS"). SAPLS's results are included in the Enterprise Systems segment.

     The Company's operations depend upon, among other things, the Company's ability to attract, develop, and retain a sufficient number of highly skilled professional employees. In addition, a major portion of the Company's revenue is generated from a small number of clients in specific industries. Future operations may be affected by its ability to retain these clients and cyclical and economic factors that could have an impact on those industries.

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

     During 2000, the Company changed the way it reports gross profit margins. The Company previously included all selling expenses with cost of services. These expenses are now included in selling, general and administrative expenses, except time devoted to marketing by professional personnel normally assigned to client work, which remain in cost of services. Certain reclassifications were made to prior years amounts to conform to the Company's current year presentation.

Comprehensive Income
--------------------

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income for the periods presented is listed below:


                                                             For the                       For the
                                                       Three Months Ended              Six Months Ended
                                                            June 30,                       June 30,
                                                    --------------------------    ---------------------------
                                                                         (in thousands)
                                                       2001           2000           2001             2000
                                                    -----------    -----------    ------------    -----------
Net (loss) income as reported                         $(1,600)        $1,046        $(2,215)        $1,585
Effect of unrealized (loss) gains on
   investments available-for-sale                          (9)            16            (15)            39
Effect of unrealized (loss) gain on
   foreign exchange                                       (16)           (15)           267              7
                                                      -------         ------        -------         ------

Comprehensive net (loss) income                       $(1,625)        $1,047        $(1,963)        $1,631
                                                      =======         ======        =======         ======

2.   Business Segments:

     The Company has identified three distinct operating segments: Enterprise Systems, which provides products and services supporting the implementation of Enterprise Resource Planning ("ERP") software products and applications; Manufacturing Performance, which addresses all aspects of manufacturing processes in order to promote continuous improvements; and Latitude360(TM), which encompasses the design and delivery of information to end users of technology, including Web-based training.

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

                                                           Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                                           (in thousands)
                                                           2001           2000           2001          2000
                                                        ----------    -----------    -----------    ----------
Revenue (all external):

    Enterprise Systems                                    $12,674        $11,518        $23,446       $22,310
    Manufacturing Performance                               9,490         12,322         20,666        23,291
    Latitude360                                             8,254          9,687         16,356        18,740
                                                          -------        -------        -------       -------
Total Revenue                                             $30,418        $33,527        $60,468       $64,341
                                                          =======        =======        =======       =======

Gross Profit:

    Enterprise Systems                                    $ 2,263        $ 3,096        $ 4,111       $ 5,998
    Manufacturing Performance                               1,223          3,801          3,537         6,715
    Latitude360                                               777          1,349          1,701         2,381
                                                          -------        -------        -------       -------
Total Gross Profit                                        $ 4,263        $ 8,246        $ 9,349       $15,094
                                                          =======        =======        =======       =======

Depreciation and Amortization Expense Allocated To Segments:

    Enterprise Systems                                    $   677        $   371        $ 1,079       $   710
    Manufacturing Performance                                 235            245            495           442
    Latitude360                                               403            461            807           906
                                                          -------        -------        -------       -------
Total Allocated to Segments                                 1,315          1,077          2,381         2,058

Amount not Allocated to Segments                              617            561          1,340           968
                                                          -------        -------        -------       -------
Total Depreciation and Amortization Expense               $ 1,932        $ 1,638         $3,721       $ 3,026

Revenue (by geography):

    United States                                         $26,720        $30,301        $53,565       $57,557
    Non-United States                                       3,698          3,226          6,903         6,784
                                                          -------        -------        -------       -------
Total Revenue                                             $30,418        $33,527        $60,468       $64,341
                                                          =======        =======        =======       =======

3.    Subsequent Event:

      On July 2, 2001 the Company purchased software for $750,000 from Experient Technologies, LLC. The software, which the Company named 360Sync/(TM)/, allows users to view and interact with web-based content offline and synchronize and update such content via the Internet.

4.    Recent Accounting Pronouncements:

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1,
2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Quarter Ended June 30, 2001, Compared to Quarter Ended June 30, 2000

         Revenue. Revenues for the total Company decreased by $3.1 million, or 9.3%, in the second quarter of 2001 compared to the same period in 2000. Performance by segment was as follows:

     o Enterprise Systems. Revenue for Enterprise Systems increased by $1.2 million, or 10.0%, from $11.5 million for the quarter ended June 30, 2000, to $12.7 million for the quarter ended June 30, 2001, representing 34.4% of the Company's total revenue in 2000 and 41.7% of the Company's total revenue in 2001. Included in Enterprise Systems' revenues were $1.5 million of product revenues in 2001 compared to $0.6 million in 2000. The primary reasons for Enterprise Systems' revenue growth this year were increased activity in the European sector and increased project revenue from Enterprise Systems' alliance with SAP.

     o Manufacturing Performance. Revenue for Manufacturing Performance decreased by $2.8 million, or 23.0%, from $12.3 million for the quarter ended June 30, 2000, to $9.5 million for the quarter ended June 30, 2001, representing 36.8% of the Company's total revenue in 2000 and 31.2% of the Company's total revenue in 2001. Decreased revenues reflected the overall reduced spending in the automotive industry. Manufacturing Performance continues to build relationships with existing and new clients to promote the development of other services, principally in the automotive supply and aerospace industries, where it sees significant potential.

     o Latitude360. Revenue for Latitude360 decreased by $1.4 million, or 14.8%, from $9.7 million for the quarter ended June 30, 2000, to $8.3 million for the quarter ended June 30, 2001. Revenue from Latitude360 represented 28.9% of the Company's total revenue in 2000 and 27.1% of the Company's total revenue in 2001. Continued IT spending constraints that began in the fourth quarter of 2000 were the main reason for the reduced revenues. Latitude360 continues to invest in the development of various eLearning products, which it expects to have significant market potential.

     Gross Profit. Gross profit for the total Company decreased by $3.9 million, or 48.3%, from $8.2 million for the quarter ended June 30, 2000, to $4.3 million for the quarter ended June 30, 2001, and decreased from 24.6% of revenue in the second quarter of 2000 to 14.0% of revenue in the second quarter of 2001. This decrease in gross profit as a percentage of revenue was principally due to reduced markups, lower staff utilization in Manufacturing Performance, staffing increases in Latitude360, and increased overhead costs. Performance by segment was as follows:

     o Enterprise Systems. Gross profit for Enterprise Systems decreased by $0.8 million, or 26.9%, from $3.1 million for the quarter ended June 30, 2000, to $2.3 for the quarter ended June 30, 2001. Gross profit margin for Enterprise Systems decreased from 26.9% of this segment's revenue in the second quarter of 2000 to 17.9% in 2001. The decrease in gross profit was mainly attributable to significant conference and travel expenses in the United States and hiring and marketing expenses related to SAPLS.

     o Manufacturing Performance. Gross profit for Manufacturing Performance decreased by $2.6 million, or 67.8%, from $3.8 million for the quarter ended June 30, 2000, to $1.2 million for the quarter ended June 30, 2001. Gross profit margin for Manufacturing Performance decreased from 30.9% of this segment's revenue in the second quarter of 2000 to 12.9% in the second quarter of 2001. Gross profit decreased primarily as a result of the revenue decline and lower staff utilization.

     o Latitude360. Gross profit for Latitude360 decreased by $0.6 million, or 42.4%, from $1.4 million for the quarter ended June 30, 2000, to $0.8 million for the quarter ended June 30, 2001. Gross profit margin for Latitude360 decreased from 13.9% of the segment's revenue in the second quarter of 2000 to 9.4% in the second quarter of 2001. Contributing to the gross profit decrease were increases in marketing expenditures and decreased markups, partially offset by a slight increase in staff utilization.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses are composed primarily of salaries for corporate, accounting, dedicated sales, and other headquarters executive and administrative personnel, as well as other corporate overhead. These costs increased by $451,000, or 6.6%, from $6.8 million in the second quarter of 2000 to $7.3 million in the second quarter of 2001, increasing from 20.3% of revenue in 2000 to 23.9% of revenue in the second quarter of 2001. Increases in selling, general, and administrative expenses resulted from increased participation in annual conferences and an increase in bad debt expense, partially offset by a decline in professional services.

       Operating Income. As a result of the preceding, the Company's operating income decreased by $4.4 million from $1.4 million in the second quarter of 2000 to an operating loss of $3.0 million in the second quarter of 2001.

       Other Income. Other income remained nearly constant at $0.2 million in the second quarter of 2000 and $0.2 million in the second quarter of 2001. In both periods, this income consisted primarily of interest income from cash and investment balances, partially offset by interest expense from the Company's line of credit and capital leases. Additionally, the Company took a one-time charge of approximately $165,000 in the second quarter of 2001 related to the closing of its Dearborn, Michigan office.

       Net Income. Net income decreased by $2.6 million, from net income of $1.0 million in the second quarter of 2000 to a net loss of $1.6 million in the second quarter of 2001.

     Six Months Ended June 30, 2001, Compared to Six Months Ended June 30, 2000

       Revenue. Revenue for the total Company decreased by $3.8 million, or 6%, from $64.3 million for the six months ended June 30, 2000, to $60.5 million for the six months ended June 30, 2001. Performance by segment was as follows:

     o Enterprise Systems. Revenue for Enterprise Systems increased by $1.1 million, or 5.1%, from $22.3 million for the six months ended June 30, 2000, to $23.4 million for the six months ended June 30, 2001, representing 34.7% of the Company's total revenue in 2000 and 38.8% of the Company's total revenue in 2001. This revenue increase resulted from significant growth in product revenues. For the first half of 2001, product revenues were approximately $2.0 million compared to approximately $0.6 million for the first half of 2000. Enterprise Systems concentrates on the expansion of services with other ERP providers and global expansion of products into other languages.

     o Manufacturing Performance. Revenue for Manufacturing Performance decreased by $2.6 million, or 11.3%, from $23.3 million for the six months ended June 30, 2000, to $20.7 million for the six months ended June 30, 2001, representing 36.2% of the Company's total revenue in 2000 and 34.2% of the Company's total revenue in 2001. The decrease resulted primarily from reduced spending in the automotive industry.

     o Latitude360. Revenue for Latitude360 decreased by $2.4 million, or 12.7%, from $18.7 million for the six months ended June 30, 2000, to $16.3 million for the six months ended June 30, 2001, representing 29.1% of the Company's total revenue in 2000 and 27.0% of the Company's total revenue in 2001. Decreased revenues resulted from the challenging IT environment.

     Gross Profit. Gross profit for the total Company decreased by $5.8 million, or 38.1%, from $15.1 million for the six months ended June 30, 2000, to $9.3 million for the six months ended June 30, 2001, and decreased from 23.5% of total revenue in 2000 to 15.5% of total revenue in 2001. Performance by segment was as follows:

     o Enterprise Systems. Gross profit for Enterprise Systems decreased by 31.5% from $6.0 million for the six months ended June 30, 2000, to $4.1 million for the six months ended June 30, 2001. Gross profit margin for Enterprise Systems decreased from 26.9% of the segment's revenue in the first six months of 2000 to 17.5% in 2001. The decrease in gross profit margin was the result of increased overhead expenses related to domestic travel and conferences, decreased staff utilization, and startup costs incurred for SAPLS.

     o Manufacturing Performance. Gross profit for Manufacturing Performance decreased by 47.3% from $6.7 million for the six months ended June 30, 2000, to $3.5 million for the six months ended June 30, 2001. Gross profit margin for Manufacturing Performance decreased from 28.8% of the segment's revenue in the first six months of 2000 to 17.1% in 2001. This decrease in gross profit margin resulted primarily from decreases in staff utilization and the previously mentioned decline in revenue.

     o Latitude360. Gross profit for Latitude360 decreased by 28.6% from $2.4 million for the six months ended June 30, 2000, to $1.7 million for the six months ended June 30, 2001. Gross profit margin for Latitude360 decreased from 12.7% of the segment's revenue in the first six months of 2000 to 10.4% in 2001. The decrease in gross profit margin resulted primarily from marketing expenditures and the previously mentioned decline in revenues.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $660,000, or 5.1%, from $13.1 million for the six months ended June 30, 2000 to $13.7 million in the same period of 2001, increasing from 20.3% of revenue in 2000 to 22.7% of revenue in 2001. This increase in selling, general and administrative expenses resulted primarily from increases in marketing expense, higher health insurance, increased levels of participation in conferences, and increased bad debt expense.

       Operating Income. As a result of the preceding, the Company's operating income decreased by $6.4 million, from $2.0 million for the six months ended June 30, 2000 to an operating loss of $4.4 million in the same period of 2001.

       Other Income. Other income was $482,600 for the six months ending June 30, 2000 and $430,000 for the same period of 2001. The decrease in other income primarily resulted from additional interest expense on borrowings for increased working capital needs. Additionally, the Company took a one-time charge of approximately $165,000 related to the closing of its Dearborn office.

       Net Income. Net income decreased by $3.8 million, from $1.6 million in the six months ending June 30, 2000 to an operating loss of $2.2 million in the same period of 2001.

Liquidity and Capital Resources

       The Company's cash and investments were $23.5 million at June 30, 2001, compared to $27.3 million at December 31, 2000. The decrease in cash and investments at June 30, 2001 was attributable primarily to the development of new products. The Company's working capital was $44.4 million at June 30, 2001, and $50.6 million at December 31, 2000.

       The Company's operating activities used cash of approximately $2.9 million for the six months ended June 30, 2001, compared to using cash of approximately $2.4 million for the same period in 2000. The cash used by operations in the first six months of 2001 included expenditures related to product development activities, partially offset by increases in accounts receivable collections.

Investing activities provided cash of $2.4 million in the six months ended June 30, 2001, compared to using cash of $7.4 for the same period in 2000. Investing activities were primarily comprised of sales of investments.

       Financing activities provided cash of approximately $173,000 in the six months ended June 30, 2001, compared to providing cash of $5.7 million for the same period in 2000. The majority of financing activities consisted of the issuance of common stock offset by repurchases under the current stock repurchase program. During the first half of 2001, the Company repurchased and retired 34,500 shares, at a cost of approximately $148,000. These purchases of up to 1,000,000 common shares, were authorized on February 23, 2001, by the Board of Directors under a previously established repurchase program.

       The Company has a $15.0 million unsecured revolving line of credit with a commercial bank, which bears interest at the 30-day, LIBOR rate (4.7325% on June 30, 2001) plus 0.87%. The Company utilizes this line of credit to finance a portion of its working capital needs. There was no outstanding balance as of June 30, 2001 or December 31, 2000. Additionally, the Company's majority owned subsidiary, SAPLS, has secured a 5 million Singapore dollar credit line (approximately $2.7 million, as of June 30, 2001), for which the Company issued a 3 million Singapore dollar letter of credit as security for its share. As of June 30, 2001, there was approximately $42,000 outstanding on that line.

       During the six months ending June 30, 2001, the Company made $1.4 million in capital expenditures, primarily for office furniture, computer and office equipment, and leasehold improvements to support its professional and administrative staff. Capital expenditures currently are funded from available cash although the Company may consider alternative financing methods, such as equipment leases or asset-based borrowings in future periods.

       During the second quarter of 2001, the Company terminated its lease for its Dearborn, Michigan office and took a one-time charge of approximately $165,000. The Company expects to save approximately $460,000 in rent costs over the remaining life of the lease, which was scheduled to expire in April 2003.

       The Company is developing several products for sale in conjunction with its services. As of June 30, 2001, the Company has a capitalized balance of approximately $4.7 million in product development costs, compared to $1.2 million at December 31, 2000.

       In the fourth quarter of 2001, the Latitude360 business expects to move into a new facility on the campus of the University of Maryland, Baltimore County. The Company is currently exploring various financing arrangements in connection with its occupancy of this facility.

       The Company believes its existing cash balances, cash provided by future operations, and its line of credit will be sufficient to meet the Company's working capital and other cash needs.

Subsequent Event

       On July 2, 2001, the Company purchased software for $750,000 from Experient Technologies, LLC. The software, which the Company named 360Sync/(TM)/, allows users to view and interact with web-based content offline and synchronize and update such content via the Internet. The Company plans to sell 360Sync as a stand-alone product, together with implementation services, and as an optional module coupled with University360, Latitude360's Web-enabled solution.

Effects of Inflation

       Inflation has not had a significant effect on the Company's business during the past three years. The Company cannot predict what effect, if any, inflation may have on its future results of operations.

Forward Looking Statements

       Certain statements contained herein, including statements regarding development of the Company's services, products, markets, and future demand for the Company's services and products, and other statements regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements include risks and uncertainties; consequently, actual results may differ from those expressed or implied thereby. Factors that could cause actual results to differ materially are described in the Company's filings with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K, and includes risks associated with the Company's reliance on strategic alliances, geographic expansion, slower growth in the Enterprise Resource Planning industry, rapid change in the Information Technology sector, customer and industry revenue concentration, attracting and retaining personnel, increasing competition, and other factors such as the Company's ability to effectively manage its growth, the inherent variability of its operating results, various risks associated with the success and profitability of individual projects, and its dependence on key personnel.

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

                             RWD TECHNOLOGIES, INC.

                             By:  /s/ Beth Marie Buck, CPA
                                  ---------------------------------------------
                                  Beth Marie Buck, CPA
                                  Chief Financial Officer and
                                  Vice President


Dated: August 14, 2001

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

              Name                                      Capacity                                  Date
              ----                                      --------                                  ----

/s/ Robert W. Deutsch
----------------------------------           Chairman of the Board,                          August 14, 2001
Robert W. Deutsch                            Chief Executive Officer and Director

/s/ Beth Marie Buck, CPA
----------------------------------           Chief Financial Officer and                     August 14, 2001
Beth Marie Buck, CPA                         Vice President