Form 10-Q/A
period 2001-06-30
RWD TECHNOLOGIES INC
filed 2001-11-02
CIK 1032373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                             RWD TECHNOLOGIES, INC.

                                      INDEX

                                   FORM 10-Q/A

                                                                                                   Page
                                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Explanatory Note                                                                           1

          Consolidated Condensed Balance Sheets as of June 30, 2001, (Unaudited) and
          December 31, 2000                                                                          2

          Consolidated Statements of Operations for the Three Months and Six Months
          ended June 30, 2001, and 2000 (Unaudited)                                                  3

          Consolidated Statements of Cash Flows for the Six Months ended June 30,
          2001, and 2000 (Unaudited)                                                                 4

          Notes to Consolidated Financial Statements                                                 5

Signatures                                                                                           8

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                Explanatory Note

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2001 as filed on August 14, 2001 and is being filed to reflect the restatement of the Registrant's consolidated financial statements. The reason for and effects of this restatement are for the sole purpose of correcting numbers transposed by the filing agent. Except for one line item in the Consolidated Statement of Cash Flows, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A. The Registrant has not updated disclosures in this Form 10-Q/A to reflect any events subsequent to the Registrant's initial filing of the quarterly report on Form 10-Q filed on August 14, 2001. For the most recent information concerning the Registrant, please see the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2001.

                    RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                 (In thousands)

                                                            June 30, 2001  December 31, 2000
                                                            -------------  -----------------
                                                            (unaudited)
                              ASSETS

CURRENT ASSETS:
    Cash and investments ................................     $ 23,525          $ 27,340
    Contract accounts receivable, net ...................       18,846            26,556
    Costs and estimated earnings in excess of billings on
         uncompleted contracts ..........................       10,048            10,273
    Prepaid expenses and other ..........................        2,183             2,153
    Deferred tax asset ..................................        2,493               929
                                                              --------          --------
         Total Current Assets ...........................       57,095            67,251
NET FIXED ASSETS ........................................       13,208            15,265
GOODWILL, net ...........................................       12,886            13,244
OTHER ASSETS ............................................        8,874             2,066
                                                              --------          --------
         Total Assets ...................................     $ 92,063          $ 97,826
                                                              ========          ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses ...............     $ 10,416          $ 13,669
    Billings in excess of costs and estimated earnings on
         uncompleted contracts ..........................        1,990             2,902
    Current portion of capital lease obligation .........           28                57
                                                              --------          --------
         Total Current Liabilities ......................       12,434            16,628
NONCURRENT LIABILITIES:
    Capital lease obligation, net of current portion ....           11                18
    Other liabilities ...................................          554               532
    Deferred tax liability ..............................        1,348             1,347
                                                              --------          --------
         Total Liabilities ..............................       14,347            18,525
                                                              --------          --------
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' EQUITY:
    Common stock ........................................        1,528             1,512
    Additional paid-in capital ..........................       49,158            49,097
    Accumulated comprehensive income ....................         (354)             (606)
    Retained earnings ...................................       27,384            29,298
                                                              --------          --------
         Total Stockholders' Equity .....................       77,716            79,301
                                                              --------          --------
             Total Liabilities and Stockholders' Equity .     $ 92,063          $ 97,826
                                                              ========          ========


          See accompanying notes to consolidated financial statements.

                    RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                      Consolidated Statements of Operations
                (Unaudited) (In thousands, except per share data)

                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                   ---------------------------      -------------------------
                                                     2001              2000              2001         2000
                                                   --------         ----------      ----------    -----------

Revenue ........................................   $ 30,418         $ 33,527          $ 60,468    $ 64,341
Cost of services ...............................     26,155           25,281            51,119      49,247
                                                   --------         --------          --------    --------
    Gross profit ...............................      4,263            8,246             9,349      15,094
Selling, general and administrative expenses....      7,264            6,813            13,720      13,060
                                                   --------         --------          --------    --------
Operating (loss) income ........................     (3,001)           1,433            (4,371)      2,034
Other income, net ..............................        222              228               430         483
                                                   --------         --------          --------    --------
    (Loss) income before taxes .................     (2,779)           1,661            (3,941)      2,517
Income tax (benefit) provision .................     (1,179)             615            (1,726)        932
                                                   --------         --------          --------    --------
    Net (loss) income ..........................   $ (1,600)        $  1,046          $ (2,215)   $  1,585
                                                   ========         ========          ========    ========

    Diluted (loss) earnings per share ..........   $  (0.10)        $   0.07          $  (0.14)   $   0.10
                                                   ========         ========          ========    ========
    Basic (loss) earnings per share ............   $  (0.10)        $   0.07          $  (0.14)   $   0.11
                                                   ========         ========          ========    ========

    Weighted average shares outstanding -
       Diluted calculation .....................     15,262           15,260            15,285      15,332
                                                   ========         ========          ========    ========
       Basic calculation .......................     15,262           14,912            15,285      14,835
                                                   ========         ========          ========    ========

          See accompanying notes to consolidated financial statements.

                    RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                           (Unaudited) (In thousands)

                                                                 Six Months Ended June 30,
                                                                   2001           2000
                                                                 --------       --------
  CASH FLOWS FROM OPERATING ACTIVITIES:
        Net (loss) income ....................................   $ (2,215)      $  1,585
        Adjustments to reconcile net (loss) income to net cash
           provided by operating activities:
           Depreciation and amortization .....................      3,721          3,026
           Loss on sale of fixed assets ......................        214             26
           Effect of changes in:
              Contract accounts receivable ...................      4,792         (3,350)
              Costs and earnings in excess of
                 billings on uncompleted contracts ...........        219        (11,188)
              Prepaid expense and other ......................       (268)         1,501
              Increase in other assets .......................     (4,491)        (1,070)
              Accounts payable and accrued expenses ..........     (3,988)         3,839
              Billings  in excess of earnings on
                 uncompleted contracts .......................       (914)         3,243
              Other liabilities ..............................         20            (60)
                                                                 --------       --------
           Net cash from operating activities ................     (2,910)        (2,448)
                                                                 --------       --------

  CASH FLOWS FROM INVESTING ACTIVITIES:
           Sale (purchases) of investments, net ..............      3,565           (663)
           Payments related to acquisition ...................         --         (1,380)
           Purchase of fixed assets ..........................     (1,416)        (5,369)
           Proceeds from sale of fixed assets ................        293              5
                                                                 --------       --------
           Net cash from investing activities ................      2,442         (7,407)
                                                                 --------       --------

  CASH FLOWS FROM FINANCING ACTIVITIES:
           Principal portion paid on capital lease ...........        (34)            --
           Borrowings under line of credit ...................     19,676         12,832
           Payments under line of credit .....................    (19,676)        (8,070)
           Issuance of common stock ..........................        355            891
           Repurchase of common stock ........................       (148)            --
                                                                 --------       --------
           Net cash from financing activities ................        173          5,653
                                                                 --------       --------
  NET DECREASE IN CASH AND CASH
     EQUIVALENTS .............................................       (295)        (4,202)

  Effect of exchange rate changes on cash ....................         32              7
  CASH AND CASH EQUIVALENTS, beginning of period .............      2,596          3,760
                                                                 --------       --------
  CASH AND CASH EQUIVALENTS, end of period ...................   $  2,333       $   (435)
                                                                 ========       ========
Supplemental Cash Flow Disclosures:
           Income taxes paid .................................   $    379       $    539
                                                                 ========       ========
           Interest expense paid .............................   $     51       $     33
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

Comprehensive Income
--------------------

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income for the periods presented is listed below:

                                             For the                For the
                                       Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                       ------------------     ------------------
                                                     (in thousands)
                                         2001       2000        2001       2000
                                       -------    -------     -------    -------
Net (loss) income as reported          $(1,600)   $ 1,046     $(2,215)   $ 1,585
Effect of unrealized (loss) gains on
   investments available-for-sale           (9)        16         (15)        39
Effect of unrealized (loss) gain on
   foreign exchange                        (16)       (15)        267          7
                                       -------    -------     -------    -------

Comprehensive net (loss) income        $(1,625)   $ 1,047     $(1,963)   $ 1,631
                                       =======    =======     =======    =======

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


                                                              Three Months Ended   Six Months Ended
                                                                   June 30,             June 30,
                                                                           (in thousands)
                                                                 2001      2000      2001      2000
                                                               -------   -------   -------   -------
Revenue (all external):

    Enterprise Systems                                         $12,674   $11,518   $23,446   $22,310
    Manufacturing Performance                                    9,490    12,322    20,666    23,291
    Latitude360                                                  8,254     9,687    16,356    18,740
                                                               -------   -------   -------   -------
Total Revenue                                                  $30,418   $33,527   $60,468   $64,341
                                                               =======   =======   =======   =======

Gross Profit:

    Enterprise Systems                                         $ 2,263   $ 3,096   $ 4,111   $ 5,998
    Manufacturing Performance                                    1,223     3,801     3,537     6,715
    Latitude360                                                    777     1,349     1,701     2,381
                                                               -------   -------   -------   -------
Total Gross Profit                                             $ 4,263   $ 8,246   $ 9,349   $15,094
                                                               =======   =======   =======   =======

Depreciation and Amortization Expense Allocated To Segments:

    Enterprise Systems                                         $   677   $   371   $ 1,079   $   710
    Manufacturing Performance                                      235       245       495       442
    Latitude360                                                    403       461       807       906
                                                               -------   -------   -------   -------
Total Allocated to Segments                                      1,315     1,077     2,381     2,058
Amount not Allocated to Segments                                   617       561     1,340       968
                                                               -------   -------   -------   -------
Total Depreciation and Amortization Expense                    $ 1,932   $ 1,638   $ 3,721   $ 3,026

Revenue (by geography):

    United States                                              $26,720   $30,301   $53,565   $57,557
    Non-United States                                            3,698     3,226     6,903     6,784
                                                               -------   -------   -------   -------
Total Revenue                                                  $30,418   $33,527   $60,468   $64,341
                                                               =======   =======   =======   =======

3.    Subsequent Event:

       On July 2, 2001 the Company purchased software for $750,000 from Experient Technologies, LLC. The software, which the Company named 360Sync(TM), allows users to view and interact with web-based content offline and synchronize and update such content via the Internet.

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

                                                RWD TECHNOLOGIES, INC.

                                                By: /s/ Beth Marie Buck, CPA
                                                    ----------------------------
                                                    Beth Marie Buck, CPA
                                                    Chief Financial Officer and
                                                    Vice President

Dated: October 29, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                    Capacity                                Date
----                                    --------                                ----
/s/ Robert W. Deutsch                   Chairman of the Board,                  October 29, 2001
-----------------------------------
Robert W. Deutsch                       Chief Executive Officer and Director


/s/ Beth Marie Buck, CPA                Chief Financial Officer and             October 29, 2001
-----------------------------------
Beth Marie Buck, CPA                    Vice President