Form 10-Q
period 2001-09-30
RWD TECHNOLOGIES INC
filed 2001-11-14
CIK 1032373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2001

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

As of October 31, 2001, 15,237,480 shares of common stock $0.10 par value ("Common Stock") of the Registrant were outstanding.

                             RWD TECHNOLOGIES, INC.

                                     INDEX

                                   FORM 10-Q


                                                                             Page
                                                                             ----
PART I - FINANCIAL INFORMATION
Item 1.      Financial Statements

             Consolidated Condensed Balance Sheets as of September 30,           1
             2001, (Unaudited) and December 31, 2000

             Consolidated Statements of Operations for the Three Months and      2
             Nine Months ended September 30, 2001, and 2000 (Unaudited)

             Consolidated Statements of Cash Flows for the Nine Months           3
             ended September 30, 2001, and 2000 (Unaudited)

             Notes to Consolidated Financial Statements                          4

Item 2.      Management's Discussion and Analysis of Financial Condition         7
             and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About Market Risk         12

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


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                (In thousands)

                                                                           September 30, 2001         December 31, 2000
                                                                        -------------------------------------------------
                                                                               (unaudited)
                             ASSETS
CURRENT ASSETS:

    Cash and investments..........................................                $22,349                  $27,340
    Contract accounts receivable, net.............................                 16,639                   26,556
    Costs and estimated earnings in excess of billings on
         uncompleted contracts....................................                 11,495                   10,273
    Prepaid expenses and other....................................                  2,515                    2,153
    Deferred tax asset............................................                  4,190                      929
                                                                         -------------------------------------------------
         Total Current Assets.....................................                 57,188                   67,251
NET FIXED ASSETS..................................................                 12,993                   15,265
GOODWILL, net.....................................................                 12,708                   13,244
OTHER ASSETS......................................................                  8,712                    2,066
                                                                         -------------------------------------------------
         Total Assets.............................................                $91,601                  $97,826
                                                                         =================================================
               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses.........................                $10,593                  $13,669
    Billings in excess of costs and estimated earnings on
         uncompleted contracts....................................                  2,377                    2,902
    Credit Line Payable...........................................                  2,286                       --
    Current portion of capital lease obligation...................                     22                       57
                                                                         -------------------------------------------------
         Total Current Liabilities................................                 15,278                   16,628
NONCURRENT LIABILITIES:
    Capital lease obligation, net of current portion..............                     27                       18
    Other liabilities.............................................                    713                      532
    Deferred tax liability........................................                  1,347                    1,347
                                                                         -------------------------------------------------
        Total Liabilities........................................                  17,365                   18,525
                                                                         -------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Common stock..................................................                  1,523                    1,512
    Additional paid-in capital....................................                 48,248                   49,097
    Accumulated comprehensive income..............................                    (33)                    (606)
    Retained earnings.............................................                 24,498                   29,298
                                                                         -------------------------------------------------
         Total Stockholders' Equity...............................                 74,236                   79,301
                                                                         -------------------------------------------------
             Total Liabilities and Stockholders' Equity...........                $91,601                  $97,826
                                                                         =================================================

     See accompanying notes to consolidated financial statements.

                    RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                      Consolidated Statements of Operations
                (Unaudited) (In thousands, except per share data)



                                                         Three Months Ended September 30,        Nine Months Ended September 30,
                                                       -----------------------------------    -----------------------------------
                                                           2001              2000                 2001                2000
                                                       -----------------------------------    -----------------------------------
Revenue...........................................      $28,887            $35,670               $89,355           $100,011

Cost of services..................................       26,285             26,296                77,404             75,543
                                                       -----------------------------------    -----------------------------------
    Gross profit..................................        2,602              9,374                11,951             24,468

Selling, general and administrative expenses......        8,025              7,078                21,745             20,138
                                                       -----------------------------------    -----------------------------------
Operating (loss) income...........................       (5,423)             2,296                (9,794)             4,330

Other income, net.................................          175                 96                   605                579
                                                       -----------------------------------    -----------------------------------
    (Loss) income before taxes....................       (5,248)             2,392                (9,189)             4,909

Tax (benefit) provision...........................       (1,630)               884                (3,355)             1,816
                                                       -----------------------------------    -----------------------------------
    Net (loss) income.............................      $(3,618)            $1,508               $(5,834)            $3,093
                                                       ===================================    ==================================
    Diluted (loss) earnings per share.............       $(0.24)             $0.10                $(0.38)             $0.20
                                                       ===================================    ==================================
    Basic (loss) earnings per share...............       $(0.24)             $0.10                $(0.38)             $0.21
                                                       ===================================    ==================================
    Weighted average shares outstanding -

       Diluted calculation........................       15,294             15,706                15,236             15,457
                                                       ===================================    ==================================
       Basic calculation..........................       15,294             15,012                15,236             14,894
                                                       ===================================    ==================================


     See accompanying notes to consolidated financial statements.

                    RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           (Unaudited) (In thousands)

                                                               Nine Months Ended September 30,
                                                                   2001               2000
                                                              -----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income ............................                    $ (5,834)          $  3,093
   Adjustments to reconcile net (loss) income to
       net cash provided by operating activities:
       Depreciation and amortization.............                       5,712              4,789
       Loss on sale of fixed assets..............                         221                  2
       Effect of changes in:
         Contract accounts receivable............                       4,878             (6,560)
         Costs and earnings in excess of
           billings on uncompleted contracts.....                       1,112             (8,575)
         Prepaid expense and other...............                        (774)             1,130
         Other assets............................                      (4,634)            (1,042)
         Accounts payable and accrued expenses...                      (5,227)             6,729
         Billings  in excess of earnings on
           uncompleted contracts.................                        (531)            (1,677)
         Other liabilities.......................                         180                (60)
                                                              ----------------------------------
       Net cash from operating activities........                      (4,897)            (2,171)
                                                              ----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Sale (purchases) of investments, net....                       3,337               (982)
         Payments related to acquisition.........                          --             (1,380)
         Purchase of fixed assets................                      (2,801)            (6,727)
         Proceeds from sale of fixed assets......                         294                 54
                                                              ----------------------------------
         Net cash from investing activities......                         830             (9,035)
                                                              ----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal portion paid on capital lease.                         (24)                --
         Borrowings under line of credit.........                      29,958             31,380
         Payments under line of credit...........                     (27,672)           (24,848)
         Issuance of common stock................                         375                946
         Repurchase of common stock..............                        (368)                --
                                                              ----------------------------------
         Net cash from financing activities......                       2,269              7,478
                                                              ----------------------------------
NET DECREASE IN CASH AND CASH
   EQUIVALENTS...................................                      (1,798)            (3,728)

Effect of exchange rate changes on cash..........                          84                 34

CASH AND CASH EQUIVALENTS, beginning of period...                       2,596              3,760
                                                              ----------------------------------
CASH AND CASH EQUIVALENTS, end of period..........                   $    882           $     66
                                                              ==================================
Supplemental Cash Flow Disclosures:

         Income taxes paid......................                     $    418           $  1,533
                                                              ==================================
         Interest expense paid..................                     $     63           $    120
                                                              ==================================

          See accompanying notes to consolidated financial statements.

                    RWD TECHNOLOGIES, INC., AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.  Summary of Significant Accounting Policies:

Organization and Business
-------------------------

     RWD Technologies, Inc., and subsidiaries (the ``Company'') was incorporated on January 22, 1988, in the State of Maryland. The Company provides a broad range of integrated solutions and products designed to improve the productivity and effectiveness of workers in complex operating environments. For the third quarter and nine months ended September 30, 2001, the Company's statements incorporate the results of a majority-owned joint venture, SAP Learning Solutions Pte Ltd ("SAPLS"). SAPLS's results are included in the Enterprise Systems segment.

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

     During 2000, the Company changed the way it reports gross profit margins. The Company previously included all selling expenses with cost of services. These expenses are now included in selling, general and administrative expenses, except time devoted to marketing by professional personnel normally assigned to client work, which remain in cost of services. Certain reclassifications were made to prior years' amounts to conform to the Company's current year presentation.

Comprehensive Income
--------------------

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income for the periods presented is listed below:

                                                         For the                          For the
                                                   Three Months Ended                Nine Months Ended
                                                     September  30,                    September 30,
                                              -------------------------------------------------------------
                                                                    (in thousands)
                                                   2001              2000             2001          2000
                                              -------------------------------------------------------------
Net (loss) income as reported                   $(3,618)           $1,508          $(5,834)       $3,093
Effect of unrealized (loss)/gains on
   investments available-for-sale                    (6)               14              (21)           54
Effect of unrealized (loss)/gain on
   foreign exchange                                 327                27              594            34
                                              ----------------------------------------------------------
Comprehensive net (loss) income                 $(3,297)           $1,549          $(5,261)       $3,181
                                              ==========================================================

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



                                                           Three Months Ended           Nine Months Ended
                                                             September 30,                September 30,
                                                                           (in thousands)
                                                            2001          2000           2001         2000
                                                       -------------------------------------------------------
Revenue (all external):
    Enterprise Systems                                    $12,904        $13,066       $ 36,350      $ 35,376
    Manufacturing Performance                               9,080         12,857         29,746        36,148
    Latitude360                                             6,903          9,747         23,259        28,487
                                                       -------------------------------------------------------
Total Revenue                                             $28,887        $35,670       $ 89,355      $100,011
                                                       ========================================================
Gross Profit:
    Enterprise Systems                                    $ 3,584         $4,059       $  7,695      $ 10,057
    Manufacturing Performance                               1,272          3,594          4,809        10,309
    Latitude360                                            (2,254)         1,721           (553)        4,102
                                                       -------------------------------------------------------
Total Gross Profit                                        $ 2,602         $9,374       $ 11,951      $ 24,468
                                                       ========================================================
Depreciation and Amortization Expense Allocated To
   Segments:
    Enterprise Systems                                    $   875         $  399        $ 1,954      $  1,109
    Manufacturing Performance                                 222            268            717           710
    Latitude360                                               390            467          1,197         1,373
                                                       -------------------------------------------------------
Total Allocated to Segments                                 1,487          1,134          3,868         3,192

Amount not Allocated to Segments                              504            629          1,844         1,597
                                                       -------------------------------------------------------
Total Depreciation and Amortization Expense               $ 1,991         $1,763        $ 5,712      $  4,789
                                                       ========================================================
Revenue (by geography):
    United States                                         $25,668        $32,404        $79,233      $ 89,961
    Non-United States                                     $ 3,219          3,266         10,122        10,050
                                                       -------------------------------------------------------
Total Revenue                                             $28,887        $35,670        $89,355      $100,011
                                                       ========================================================

3. SAPLS Access to Credit:

     The Company's majority-owned subsidiary, SAPLS, has secured a 5 million Singapore dollar credit line (approximately $2.8 million, as of September 30, 2001), for which the Company issued a 3 million Singapore dollar letter of credit as security for its share. As of September 30, 2001, there was approximately $492,000 outstanding on that line.

4.  Subsequent Event:

     On October 11, 2001, the Company entered into a $2 million financing arrangement for leasehold improvements in conjunction with the move into the Applied Technology Lab located on the campus of the University of Maryland, Baltimore County. The move is expected to occur during the fourth quarter of 2001. Amounts due under the arrangement are interest only for 6 months, after which the loan converts to fully amortizing over 5 years and bears interest under one of the following arrangements at RWD's option: (1) prime plus .50% floating rate, or (2) the higher of prime plus 1% fixed or 7.75% fixed.

5. Recent Accounting Pronouncements:

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142, which becomes effective for the Company on January 1, 2002.

   Item 2.    Management's Discussion and Analysis of Financial Condition and

                            Results of Operations.



Results of Operations



     Quarter Ended September 30, 2001, Compared to Quarter Ended
     September 30, 2000



         Revenue. Revenues for the total Company decreased by $6.8 million, or

19.0% from $35.7 million in the third quarter of 2000 to $28.9 million in the third quarter of 2001. Performance by segment was as follows:



         .  Enterprise Systems. Revenue for Enterprise Systems decreased by

            $162,000, or 1.2%, from $13.1 million for the quarter ended September 30, 2000, to $12.9 million for the quarter ended September 30, 2001, representing 36.6% of the Company's total revenue in 2000 and 44.7% of the Company's total revenue in 2001. Included in Enterprise Systems' revenues during 2001 were $1.4 million of product revenues and $1.5 million of foreign revenues.



         .  Manufacturing Performance. Revenue for Manufacturing Performance

            decreased by $3.8 million, or 29.4%, from $12.9 million for the quarter ended September 30, 2000, to $9.1 million for the quarter ended September 30, 2001, representing 36.0% of the Company's total revenue in 2000 and 31.4% of the Company's total revenue in 2001. Decreased revenues reflect reduced work and pricing concessions in the automotive industry. Manufacturing Performance is in the process of seeking to diversify its client base into the aerospace and automotive supplier industries.



         .  Latitude360. Revenue for Latitude360 decreased by $2.8 million, or

            29.2%, from $9.7 million for the quarter ended September 30, 2000, to $6.9 million for the quarter ended September 30, 2001. Revenue from Latitude360 represented 27.3% of the Company's total revenue in 2000 and 23.9% of the Company's total revenue in 2001. Latitude360's revenues have been negatively impacted by continued reductions incorporate IT spending and a slower than anticipated sales cycle for learning management systems.



     Gross Profit. Gross profit for the total Company decreased by $6.8 million, or 72.2%,from $9.4 million for the quarter ended September 30, 2000, to $2.6 million for the quarter ended September 30, 2001, and decreased from 26.3% of revenue in the third quarter of 2000 to 9.0% of revenue in the third quarter of 2001. This decrease in gross profit was principally due to the decline in revenues and also to bad debt expense of $2.7 million. Excluding bad debt expense, gross profit would have been $5.3 million or 18.3% of revenue.

Performance by segment was as follows:



         . Enterprise Systems. Gross profit for Enterprise Systems decreased by $475,000, or 11.7%,from $4.1 million for the quarter ended September 30, 2000, to $3.6 million for the quarter ended September 30, 2001. Gross profit margin for Enterprise Systems decreased from 31.1% of this segment's revenue in the third quarter of 2000 to 27.8% in 2001. Gross profit decreased as a result of higher operating costs and lower staff utilization.



         . Manufacturing Performance. Gross profit for Manufacturing Performance decreased by $2.3 million, or 64.6%, from $3.6 million for the quarter ended September 30, 2000, to $1.3 million for the quarter ended September 30, 2001. Gross profit margin for Manufacturing Performance decreased from 28.0% of this segment's revenue in the third quarter of 2000 to 14.0% in the third quarter of 2001. Gross profit decreased primarily as a result of the revenue decline due to the cancellation of a significant automotive contract.

         . Latitude360. Gross profit for Latitude360 decreased by $4.0 million, from $1.7 million for the quarter ended September 30, 2000, to a loss of $2.3 million for the quarter ended September 30, 2001. Gross profit margin for Latitude360 decreased from 17.7% of the segment's revenue in the third quarter of 2000 to (32.7)% in the third quarter of 2001. This decline resulted from bad debt expense in excess of $2 million from one client and lower levels of staff utilization.

       Selling, General and Administrative Expense. Selling, general and administrative expenses are composed primarily of salaries for corporate, accounting, dedicated sales, and other headquarters executive and administrative personnel, as well as other corporate overhead. These costs increased by $947,000, or 13.4%, from $7.1 million in the third quarter of 2000 to $8.0 million in the third quarter of 2001, increasing from 19.8% of revenue in 2000 to 27.8% of revenue in the third quarter of 2001. Increases in selling, general, and administrative expenses resulted from approximately $600,000 in severance costs related to restructuring, increased marketing expenses and an increase in professional fees.

      Operating Income. As a result of the foregoing, the Company's operating income decreased by $7.7 million from $2.3 million in the third quarter of 2000 to an operating loss of $5.4 million in the third quarter of 2001. Excluding the previously mentioned severance costs the operating loss would have been $4.8 million for the quarter.

     Other Income. Other income increased by $79,000 from $96,000 in the third quarter of 2000 to $175,000 in the third quarter of 2001. In both periods, this income consisted primarily of interest income from cash and investment balances, partially offset by interest expense from the Company's line of credit and capital leases. The increase resulted from a decline in interest expense compared to the prior year.

     Net Loss. Overall results decreased by $5.1 million, from net income of $1.5 million in the third quarter of 2000 to a net loss of $3.6 million in the third quarter of 2001. Excluding bad debt expense and severance, the operating loss would have been $1.3 million for the quarter.


     Nine Months Ended September 30, 2001, Compared to Nine Months Ended September 30, 2000


     Revenue. Revenue for the total Company decreased by $10.7 million, or

10.7%, from $100.0 million for the nine months ended September 30, 2000, to

$89.3 million for the nine months ended September 30, 2001. Performance by segment was as follows:


         .  Enterprise Systems. Revenue for Enterprise Systems increased by

            $974,000, or 2.8%, from $35.4 million for the nine months ended

            September 30, 2000, to $36.4 million for the nine months ended

            September 30, 2001, representing 35.4% of the Company's total revenue in 2000 and 40.7% of the Company's total revenue in 2001. This revenue increase resulted from growth in product revenues which accounted for approximately $3.2 million, and foreign revenues of $3.4 million for the nine months ended September 30, 2001.


         .  Manufacturing Performance. Revenue for Manufacturing Performance

            decreased by $6.4 million, or 17.7%, from $36.1 million for the nine months ended September 30, 2000, to $29.7 million for the nine months ended September 30, 2001, representing 36.1% of the Company's total revenue in 2000 and 33.3% of the Company's total revenue in 2001. The decrease resulted primarily from reduced sales volume due to the cancellation of a significant automotive contract.


         .  Latitude360. Revenue for Latitude360 decreased by $5.2 million, or

            18.4%, from $28.5 million for the nine months ended September 30, 2000, to $23.3 million for the nine months ended September 30, 2001, representing 28.5% of the Company's total revenue in 2000 and 26.0% of the Company's total revenue in 2001. Decreased revenues resulted from the continuing spending reductions in the IT environment.

     Gross Profit. Gross profit for the total Company decreased by $12.5 million, or 51.2%, from $24.5 million for the nine months ended September 30,

2000, to $12.0 million for the nine months ended September 30, 2001, and decreased from 24.5% of total revenue in 2000 to 13.4% of total revenue in 2001. Included in the gross profit decrease was $3.5 million in bad debt charges. Excluding these charges, gross profit would have been $15.5 million for the nine months ended September 30, 2001. Performance by segment was as follows:


         . Enterprise Systems. Gross profit for Enterprise Systems decreased by 23.5% from $10.1 million for the nine months ended September 30, 2000, to $7.7 million for the nine months ended September 30, 2001. Gross profit margin for Enterprise Systems decreased from 28.4% of the segment's revenue in the first nine months of 2000 to 21.2% in 2001. The decrease in gross profit margin was attributable to increased overhead expenses related to domestic travel and conferences, startup costs for SAPLS and lower staff utilization.



         . Manufacturing Performance. Gross profit for Manufacturing Performance decreased by 53.4% from $10.3 million for the nine months ended September 30, 2000, to $4.8 million for the nine months ended September 30, 2001. Gross profit margin for Manufacturing Performance decreased from 28.5% of the segment's revenue in the first nine months of 2000 to 16.2% in 2001. The decrease in gross profit margin resulted primarily from decreased staff utilization, the cancellation of a significant automotive contract and the decline in revenue.



         .  Latitude360. Gross profit for Latitude360 decreased by $4.6 million from $4.1 million for the nine months ended September 30, 2000, to a loss of $553,000 for the nine months ended September 30, 2001. Gross profit margin for Latitude360 decreased from 14.4% of the segment's revenue in the first nine months of 2000 to (2.4)% in 2001. The decrease in gross profit margin resulted primarily from increased marketing expenditures, client cutbacks in IT spending and bad debt expense.


       Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.6 million, or 8.0%, from $20.1 million for the nine months ended September 30, 2000 to $21.7 million in the same period of 2001, increasing from 20.1% of revenue in 2000 to 24.3% of revenue in 2001. This increase in selling, general and administrative expenses resulted primarily from approximately $600,000 in severance costs, increased marketing expenses and an increase in professional fees. Excluding the severance costs, selling, general and administrative expenses would have been $21.1 million for the period.


    Operating Income. As a result of the foregoing, the Company's operating income decreased by $14.1 million, from $4.3 million for the nine months ended

September 30, 2000 to an operating loss of $9.8 million in the same period of

2001.



     Other Income. Other income was $579,000 for the nine months ending

September 30, 2000 and $605,000 for the same period of 2001. The increase in other income primarily resulted from a decline in interest expense.



     Net Loss. Overall results decreased by $8.9 million, from $3.1 million in the nine months ending September 30, 2000 to an operating loss of $5.8 million in the same period of 2001. Excluding bad debt expense and severance, the operating loss would have been $3.1 million for the nine months ended September

30, 2001.

Liquidity and Capital Resources



    The Company's cash and investments were $22.3 million as of September 30,

2001, compared to $27.3 million as of December 31, 2000. The decrease in cash and investments as of September 30, 2001 was attributable primarily to the development of new products, the purchase of 360Sync(TM) and investments in the

Company's new facility. The Company's working capital was $41.9 million as of

September 30, 2001, compared to $50.6 million as of December 31, 2000.



     The Company's operating activities used cash of approximately $4.9 million for the nine months ended September 30, 2001, compared to using cash of approximately $2.2 million for the same period in 2000. The cash used by operations in the first nine months of 2001 included expenditures related to product development activities and investments in the Company's new facility.



    Investing activities provided cash of approximately $830,000 in the nine months ended September 30, 2001, compared to using cash of $9.0 million for the same period in 2000. Investing activities were primarily comprised of sales of investments, somewhat offset by fixed asset purchases.



     Financing activities provided cash of approximately $2.2 million in the nine months ended September 30, 2001, compared to providing cash of $7.5 million for the same period in 2000. The majority of financing activities consisted of repurchases under the current stock repurchase program and net borrowings under the Company's operating line of credit. For the nine months ended September 30, 2001, the Company repurchased and retired 107,800 shares of common stock, at a cost of approximately $367,000. Purchases of up to 1,000,000 shares of common stock were authorized on February 23, 2001, by the Board of Directors under a previously established repurchase program.



     The Company has a $15.0 million unsecured revolving line of credit with a commercial bank, which bears interest at the 30-day, LIBOR rate (3.86% on

September 30, 2001) plus 0.87%. The Company utilizes this line of credit to finance a portion of its working capital needs. There was approximately $1.8 million outstanding on the line as of September 30, 2001. Additionally, the

Company's majority-owned subsidiary, SAPLS, has secured a 5 million Singapore dollar credit line (approximately $2.8 million, as of September 30, 2001), for which the Company issued a 3 million Singapore dollar letter of credit as security for its share. As of September 30, 2001, there was approximately

$492,000 outstanding on that line.



    During the nine months ended September 30, 2001, the Company made approximately $2.8 million in capital expenditures, primarily for office furniture, computer and office equipment, and leasehold improvements to the

Company's new facility. Capital expenditures were primarily funded from available cash although the Company has entered into certain leases for some of the equipment for the new facility.



    During the third quarter of 2001, the Company eliminated approximately 10%

of its workforce, bringing the Company's headcount to approximately 1,000 employees. The Company recorded a pre-tax charge of approximately $600,000 for severance and related costs.



    In the third quarter of 2001, the Company recorded a bad debt expense of approximately $2.7 million, principally resulting from a client who experienced a financial crisis caused by cancellation of a project in the aerospace industry after the September 11th tragedy. The Company believes this charge was an isolated incident and believes its reserves are adequate.

    The Company is developing several products for sale in conjunction with its services. As of September 30, 2001, the Company has an unamortized balance of approximately $6.9 million in product development costs, compared to $1.2 million as of December 31, 2000.



    In the fourth quarter of 2001, the Latitude360 business expects to move into a new facility on the campus of the University of Maryland, Baltimore County. Financing contemplated in conjunction with this facility includes a $2 million leasehold improvement loan and a $500,000 leasing line of credit for network infrastructure.



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

                              RWD TECHNOLOGIES, INC.



                              By:    /s/ Beth Marie Buck, CPA
                                     -------------------------------
                                     Beth Marie Buck, CPA
                                     Chief Financial Officer and
                                     Vice President

Dated: November 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



              Name                     Capacity                                       Date
              ----                     --------                                       ----
/s/ Robert W. Deutsch              Chairman of the Board,                            November 14, 2001
---------------------------------- Chief Executive Officer and Director
Robert W. Deutsch

/s/ Beth Marie Buck, CPA           Chief Financial Officer and                       November 14, 2001
---------------------------------- Vice President
Beth Marie Buck, CPA

