Form 10-K
period 2001-12-31
RWD TECHNOLOGIES INC
filed 2002-04-01
CIK 1032373

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

For the fiscal year ended                            Commission File No. 0-22145
    December 31, 2001

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

                                 Title of Class:
                                 ---------------

                     Common Stock, par value $0.10 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ ] or any amendment to this Form 10-K [ ].

     As of March 8, 2002, the aggregate market value of the voting stock held by nonaffiliates was approximately $19,440,000.

     As of March 8, 2002, 15,304,495 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Specified portions of the definitive Proxy Statement for the Annual Meeting of Stockholders, of RWD Technologies, Inc., are incorporated by reference in
Part III.

================================================================================

                             RWD TECHNOLOGIES, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Business.................................................................................    1
Item 2.   Properties...............................................................................    8
Item 3.   Legal Proceedings........................................................................    8
Item 4.   Submission of Matters to a Vote of Security Holders......................................    8

                                     PART II

Item 5.   Market for The Company's Common Equity and Related Stockholder Matters...................    9
Item 6.   Selected Consolidated Financial Data.....................................................   10
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations....   11
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk................................   21
Item 8.   Financial Statements and supplementary data..............................................   21
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....   21

                                     PART III

Item 10.  Directors and Executive Officers.........................................................   22
Item 11.  Executive Compensation...................................................................   22
Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................   22
Item 13.  Certain Relationships and Related Transactions...........................................   22

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, And Reports On Form 8-K.........................   22
SIGNATURES.........................................................................................   24

                                     PART I

Item 1. Business

     RWD Technologies, Inc., ("RWD" or the "Company") provides a broad range of integrated products and solutions designed to improve the productivity and effectiveness of workers in complex operating environments. As the scope and complexity of technology used by businesses increases and the global business environment becomes more competitive, companies are increasingly focused on maximizing the return on their advanced technology and eCommerce investments. To achieve this goal, companies must ensure their employees receive effective support, including information systems, performance support tools, manufacturing processes, documentation systems, and training to operate these advanced systems effectively.

     Since the Company's founding in 1988, it has expanded its services to meet the needs of its clients and to address market demands. As the business evolves, strategic initiatives focus on aligning the organization to best serve the customers, emphasizing learning products, expanding strategic partnerships, and pursuing additional international business. One of the Company's strategic initiatives in 2000 was a major reorganization into three operating groups. These service segments are: Enterprise Systems, which provides products and services supporting the implementation of enterprise-wide software products and applications; Performance Solutions (formerly Manufacturing Performance), which addresses all aspects of manufacturing processes in order to promote continuous improvements; and Latitude360, which encompasses the design and delivery of information to end-users of technology as well as Web-based training. Each segment leverages the technological capabilities of the other groups and pursues integrated marketing to deliver a broad array of solutions to its clients including:

     .    Blended learning solutions for classroom, Web-based and offline systems
     .    Change management services
     .    Customer Relationship Management ("CRM") systems
     .    Data warehouse services
     .    eBusiness solutions
     .    eLearning
     .    End-user learning solutions
     .    Enterprise Resource Planning ("ERP") services
     .    ERP optimization and post go-live services
     .    Knowledge management systems and services
     .    Lean consulting business transformation
     .    Lean production system implementation
     .    Learning service provider via online university
     .    Offline learning and wireless solutions
     .    Online testing and certification
     .    Organizational change management services
     .    Plant and manufacturing line start-up and troubleshooting services
     .    Product launch support
     .    Project management consulting
     .    Quality engineering
     .    Sales Force Automation ("SFA") systems
     .    Software development
     .    Web-based solutions for workplace performance support

     The Company's products and services are designed to improve its clients' product quality, worker productivity, and competitiveness and to ensure its clients receive an attractive return on their technology investments. RWD's services integrate comprehensive expertise in information technology, ERP software implementation services, performance support, and lean manufacturing consulting in a coordinated manner with services customized to the individual needs of each client. During 2001, the Company formalized a program for the development of products to support consulting services and client training initiatives, and successfully launched several of those products during the year. The Company believes its focus on end-user performance, embedded in all its service offerings, differentiates the Company from many of its competitors in the eCommerce planning, performance support, and information technology ("IT") services marketplaces. The Company's registered service mark, "We bring people and technology together,"(R) succinctly describes the Company's unique focus.

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

     The Company's client list represents over 25 industries, including automotive, food and beverage, petroleum-chemical, financial and banking, telecommunications, consumer products, equipment manufacturing, and pharmaceutical. The Company targets industries where its extensive experience matches the unique needs of clients in those industries.

RWD Products and Services

     The Company's products and services are offered through three business segments: Enterprise Systems, Performance Solutions, and Latitude360, which represented 40.7, 33.9, and 25.4 percent, respectively, of the Company's 2001 revenue. Solutions delivered by the Company often are associated with more than one of the three identified business segments. For example, solutions delivered outside of Latitude360, such as in Enterprise Systems, frequently have significant information technology components, packaged software implementation and configuration, and electronic performance support. The Company believes its ability to deliver integrated solutions that leverage the full breadth of its expertise, in such areas as information technology, end-user support, performance analysis, and documentation, is a significant differentiator and competitive advantage.

     Enterprise Systems. Enterprise Systems' products and services generated $37.3 million (or 30.0 percent), $46.9 million (or 34.9 percent), and $47.8 million (or 40.7 percent) of RWD's total revenue in 1999, 2000, and 2001, respectively. Capitalizing on its end-user focus and performance support expertise, RWD has developed a growing service area supporting the implementation of enterprise-wide software applications, principally software from SAP, the world's leading ERP software company, but also including PeopleSoft, Oracle, and other custom ERP applications.

     RWD provides its services through a wide array of tools and accelerators, both those supplied by the applications providers and those developed by the Company. Enterprise Systems has developed and enhanced several versions of existing products to extend them to languages other than English and multiple enterprise software platforms. The use of these accelerators and tools substantially enhances the efficiency and effectiveness of the development and deployment of RWD's end-user performance support solutions. The Company uses its unique end-user approach to support ERP software implementation efforts of Fortune 1000 and middle market companies. This approach is designed to ensure that system end-users have the knowledge, skills, and tools necessary to operate effectively during and after ERP software implementations.

     In addition to its end-user performance support solutions, RWD has developed and deployed a range of consulting services designed to optimize performance of the enterprise applications. These post-implementation optimization services provide clients with a rapid assessment of performance improvement opportunities in their organizations, user populations, technology applications, and business processes. The Company's services to clients implementing enterprise systems include:

     . End-user support services, including context-sensitive online help systems, learning management, electronic document management, electronic performance support systems, eLearning, knowledge management, end-user training and support strategies, SAP R/3 Knowledge Warehouse implementations, PeopleSoft End-user Training Product implementations, training delivery and evaluation, and Web-based support strategies.

     . Consulting services, such as change management, post implementation optimization and support, business process analysis and mapping, information planning, organization performance assessments, and strategic planning.

     . Product offerings include: RWD Info Pak(TM), an integrated suite of software that accelerates development, organization, and distribution of documentation, training materials, and online help to maximize the effectiveness of learning materials; RWD Performance Pak(TM), a comprehensive, custom library of training-related content for SAP applications; and RWD eLearning Content Titles, a Web-based training library of instructor-less distance learning materials covering selected ERP business processes such as SAP 4.6 Navigation and Employee Self Service.

     As an example of our ERP projects, RWD's Enterprise Systems is currently supporting the phased global rollout of SAP for a major chemical company. RWD developed an end-to-end performance support solution for this company's end-user population using RWD proprietary products to accelerate the development and delivery of training and performance support materials. RWD also helped this client document new business processes and SAP configuration in business process procedures. This comprehensive solution supports classroom training for end-users and corporate coaching to facilitate knowledge transfer, as well as including a dynamic performance support Website to support the client's users on the job.

     In 2001, Enterprise Systems expanded its relationship with SAP worldwide by formalizing alliances with SAP America, SAP Canada, SAP Brazil, SAP United Kingdom and SAP Greece. Through the alliances, SAP offers RWD's training services and products. In addition, SAP Learning Solutions ("SAPLS"), a joint venture between RWD and SAP Asia that was formed in December 2000, did business in Australia, India, Malaysia, Japan and Singapore during 2001. SAPLS is in the initial phase of business development and expects to break even or generate a small profit in 2002.

     Performance Solutions. Performance Solutions' services generated $45.1 million (or 36.2 percent), $49.1 million (or 36.6 percent), and $39.8 million (or 33.9 percent) of RWD's total revenue in 1999, 2000, and 2001, respectively. Formerly known as Manufacturing Performance, this segment changed its name during 2001 to reflect its diversification efforts to a wider range of industries. Performance Solutions is a worldwide full service provider of manufacturing expertise in leading-edge technologies and processes. The activities of this segment are arranged into two major categories: Lean Manufacturing and Performance Support.

     The Lean Manufacturing area specializes in providing lean manufacturing services to its clients. These services are based upon an integrated operational system that has been developed and refined by the Japanese over many years to address all aspects of manufacturing operations. Lean manufacturing results in higher quality products, lower cost, and more timely delivery. The system is comprised of a number of elements that eliminate waste, support the individual operator, and promote continuous improvement.

     The major components of lean manufacturing include high machine reliability, level production, just-in-time material control, "stop-the-line" operating procedures, and the human systems that support this manufacturing philosophy. This system combines many elements, many of which are specific, simple-to-understand tools such as error-proofing, standardized work procedures, and workstation organization techniques. Implementation of the entire process is a complex and lengthy undertaking because all elements must be implemented together over time to achieve the full benefits of this approach. RWD provides lean manufacturing implementation guidance through a team of experts who have substantial experience using and deploying this system approach to manufacturing.

     The Performance Support area provides high quality improvement solutions, ranging from training to technology-based solutions. Services encompass technical consulting, business and work process optimization and integration, new product launch support services, plus a range of corporate education design, development, and delivery solutions. Performance Support services include Technical Operation Performance Support ("TOPS"), a unique approach for maximizing the troubleshooting skills of personnel who operate process plants, such as petroleum refineries and chemical plants.

     As an example of work done in this segment during 2001, Performance Solutions assisted a major manufacturer in adjusting its production line to optimize workstation output under decreased production requirements. By utilizing productivity models, identifying waste reduction opportunities, training and mentoring, RWD was able to reduce waste by nearly 10 percent and double manpower improvements.

     Latitude360. Latitude360 products and services generated $42.1 million (or
33.8 percent), $38.3 million (or 28.5 percent), and $29.8 million (or 25.4 percent) of RWD's total revenue for 1999, 2000, and 2001, respectively. The focus of this segment is bringing Internet technologies to businesses and maximizing employee performance. Services include eLearning and eBusiness solutions, such as strategic consulting, design, development and implementation of learning courses and systems, as well as eLearning infrastructure. Client requirements can be customized to include only the components critical to their education and training processes.

     During 2001, Latitude360 conducted a significant effort to develop a hosted product-based service, known as University360 ("U360"). This is a virtual online university that incorporates best in class learning tools bundled in a single user interface. This hosted service allows for a rapid implementation without causing major changes to a client's existing IT infrastructure. As part of the development of U360, the Company purchased and enhanced an offline learning system that mirrors the online learning experience. During 2001, a client which is a professional services association licensed U360 to enable its members to access coursework, thereby allowing them to meet professional certification requirements without attending formal classroom presentations.

     The Company provided services to clients in the following industries during 2001:

                                   Industries
Aerospace                        Financial Services         Pharmaceuticals
Automotive Parts Manufacturing   Food & Beverage            Photographic Film and Equipment
Automotive Manufacturing         Government                 Publishing
Chemical                         Healthcare Delivery        Railroad
Computer Hardware/Software       Hospitality                Rubber Products
Consumer Products                Industrial Manufacturing   Software
Education                        Other Manufacturing        Telecommunications
Electronics                      Package Delivery           Utilities
Entertainment & Media            Petroleum                  Wholesale/Retail

     The following is a list of representative clients served by the Company during 2001. These clients generated, in the aggregate, more than 65 percent of the Company's 2001 revenue.

                                     Clients
AMD                              Equistar Chemicals (Lyondell)         Pharmacia
American Honda                   ExxonMobil                            Phillips Petroleum
Bombardier Transportation        Ford Motor Company                    Princeton Energy
Bristol-Myers Squibb             General Motors                        Princeton University
Cap Gemini Ernst & Young         GenRad                                Procter & Gamble
Capital Group                    Glaxo Wellcome                        S.C. Johnson & Son
Chevron                          Group 1 Software                      SAP America
Cisco                            Haliburton Energy                     SatMetrix Systems
Clorox                           Hayward Pools                         Schering Plough Research Inst.
Conoco                           IBM                                   SI Corporation
DaimlerChrysler                  Jaguar Cars Limited                   SimplexGrinnel
Danfoss Fluid Power A/S          Land Rover                            miths Aerospace - Titeflex
Deere and Company                M/A-COM                               Solutia
Delphi Automotive Systems LLC    Mass Mutual                           SSM Healthcare
Delta Air Lines                  Matushita                             State University of New York
Documentum                       Merck & Co.                           The Richardson Company
Dow Chemical                     National Assoc. of Security Dealers   Toyota (GB)
DuPont                           Nokia                                 Vodafone
Entergy Nuclear Northeast        PeopleSoft

     In 2001, RWD provided products and services to over 300 companies in more than 25 industries. DaimlerChrysler, the Company's largest client, generated
20.4 percent, 18.6 percent, and 17.8 percent of total revenue in 1999, 2000, and 2001, respectively. Ford Motor Company generated 10.9 percent, 14.0 percent, and
9.1 percent of total revenue in 1999, 2000, and 2001, respectively. No other client generated more than 10 percent of total revenue in any of these periods. The Company's top five clients in 1999, 2000, and 2001 generated an aggregate of
43.5 percent, 48.3 percent, and 39.3 percent, respectively, of total revenue in each of these periods. Automotive industry clients generated an aggregate of
37.5 percent, 36.8 percent, and 32.2 percent of total revenue in 1999, 2000, and 2001, respectively. Petroleum-chemical clients generated an aggregate of 6.3 percent, 7.8 percent, and 9.6 percent of total revenue in 1999, 2000, and 2001, respectively. Food and beverage industry clients generated an aggregate of 8.3 percent and 7.7 percent of the Company's total revenue in 2000 and 2001, respectively.

Sales and Marketing

     Historically, RWD's business was principally developed by senior management and technical personnel who manage client relationships and propose solutions for clients. During 2001, the Company expanded its sales and marketing efforts to focus each segment on the activities that best suited their sales channels in order to extend the reach of the Company's products and services. In Performance Solutions, several professional sales personnel were added to leverage the successful client relationships to new industries as part of the diversification efforts. Enterprise Solutions focused on additional personnel to strengthen the SAP alliance activities. Latitude360 added professional sales and marketing staff to support new clients and additional growth. The Company believes its industry-focused professionals, who work closely with clients to solve complex technical problems, are best able to understand and communicate the Company's skills and services to existing and prospective clients. This approach also contributes to the Company's ability to establish and maintain long-term client relationships. In addition to supporting existing client relationships, RWD's senior management and sales personnel market the Company's products and services at industry trade shows and deliver presentations and papers at conferences. As a result, potential clients in new and currently-served industries have an opportunity to learn more about Company products and services. The Company also actively seeks strategic relationships with leading software companies whose high-quality products and need for implementation expertise present significant opportunities for the Company. RWD's primary business alliances are with SAP, Documentum, Siebel, Lotus, Microsoft, Saba, WBT Systems, Centra Software, SAS Institute, PlaceWare, and Element K.

Geographic Expansion

     The Company has often delivered solutions outside the U.S. for its domestic multinational clients. From 1996 to 2001, international revenue expanded from 2 percent to 12 percent of total revenue. During 1998, the Company began actively expanding its capabilities in continental Europe and the U.K., primarily by marketing directly to European companies and opening offices in the U.K. These efforts to accelerate business overseas entail significant costs in overhead and marketing, as well as high initial costs for expatriated personnel to establish European operations. In 1997, the Company opened its first office in Birmingham, England, primarily to support Ford Motor Company's European lean manufacturing initiatives. In 1998, RWD opened an office in the London area, primarily to support European-based ERP initiatives. In 1999, RWD opened an office in Walldorf, Germany, near SAP's world headquarters. RWD's office includes one of the first SAP InfoDB labs in Europe. In 2000, the Company opened an office in Mexico to support SAP initiatives in the Latin American region. After the initial evaluation period for the Mexican office, the Company determined that onsite support for this region was not required and currently supports this area from offices in the United States. In 2001, the Company opened an office in Canada, primarily to support SAP clients with products and services. SAP Learning Solutions, a joint venture between RWD and SAP Asia based in Singapore, did business during 2001 in Australia, India, Malaysia, Japan and Singapore. As a part of the alliance arrangement with SAP, the Company also does business in Brazil and Greece. The Company believes the long-term opportunities in international markets for its products and services are significant, and plans to extend its facilities in the future.

Competition

     The Company's service areas are highly competitive and subject to both low barriers to entry and rapid change. The Company faces competition for client assignments from a number of companies having significantly greater financial, technical, and marketing resources and greater name recognition than RWD. Principal competitors for the Company's products and services include businesses with consulting practices formerly affiliated with the largest international accounting firms and the professional services groups of many large technology and management consulting companies. The Company also competes with smaller regional or local service providers whose specific, more narrowly focused service offerings may be more attractive to potential clients of the Company. The Company also faces competition from software companies, including its alliance partners' client services groups. In addition, clients may elect to use internal resources to satisfy their needs for the products and services the Company provides. The Company believes that the principal competitive factors in its industry are quality of service, breadth of service offerings, reputation of the service provider, and price. The Company believes it competes effectively with respect to each of these factors.

Company Organization and Methodologies

     Project Management. RWD's Project Management process is critical to the Company's ability to satisfy its clients. The Company's proprietary Project Management process is used throughout all phases of an engagement and includes controls and review processes designed to ensure each project is delivered in a high-quality, cost-effective, and timely manner. The project manager has primary responsibility for the success of the engagement, including managing project costs and staff schedules, service quality, and the client relationship. The project director, a designated senior individual with extensive project management experience, supports the project manager in these efforts. The Company certifies project managers only after they complete a rigorous one-year training process that includes classroom and on-the-job training and an oral examination before Company's senior management. The Project Management process includes processes for identifying and assessing project risks, as well as mechanisms to help the project manager communicate project challenges to the project director and senior management before those challenges escalate. In addition, the process places significant emphasis on client feedback through regular client alignment meetings. These client review meetings ensure agreement on project goals and expectations, leading ultimately to client satisfaction. Once an engagement is completed, the Company assesses the extent to which the project team met client expectations and evaluates the effectiveness of RWD's Project Management process. The Company uses this analysis to support its continuous improvement process and market follow-on services.

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

     The Company believes its use of internally developed, standardized tools and methodologies and its strict adherence to its structured Project Management process enable the Company to deliver consistent, high-quality services. The Company places significant emphasis on training its employees to understand and apply the Company's service methodologies and management processes. The Company uses a combination of more than 200 hours of internally developed courses, as well as externally provided courses, to provide this and other technical training. Employees are trained in the Company's proprietary service methodologies. Employees also participate in internal and external training in specific technologies, such as ERP software systems, object-oriented design, relational database design, software configuration management, software programming languages (e.g., Visual C++, Visual Basic, Java and JavaScript), document management software, and the software systems of its alliance organizations. Employees are encouraged and provided with financial support to enroll in advanced training and degree programs to increase their technical and management capabilities.

     Recruiting and Employee Retention. RWD places significant emphasis on attracting, developing, and retaining a highly skilled and motivated workforce. The Company recruits personnel through a variety of methods, including on-campus recruiting, Internet recruiting, postings at conferences, an employee referral program, and advertising in newspapers and technical publications. The Company actively recruits entry-level personnel at selected college campuses and maintains a Website targeted in part to potential recruits. The Company has a policy of promoting from within whenever appropriate and also actively recruits employees with in-depth expertise in technical areas in which the Company currently provides services or expects to provide services in the future. From time to time, the Company uses technical recruiters to fill specific staffing needs. The Company engages a limited number of technical personnel on a consulting basis when appropriate to support particular client needs.

     The Company's culture, its emphasis on training, and its compensation structure, has been designed to attract, develop, and retain qualified and motivated professionals. The Company considers its culture, morale, and employee motivation to be excellent, and key components of its success to date. The Company's culture is captured and communicated through its Mission, Values, and Guiding Principles. Senior management expends significant effort in communicating these principles to new employees and to incorporating these values into the day-to-day operation of the Company. The Company believes this effort has played a significant role in maintaining its culture and guiding the actions of its employees. The Company also strives to provide a challenging work environment and competitive employee reward system. Additionally, the Company is committed to significant and broad-based employee stock ownership, believing this maximizes employees' dedication to the Company's growth and profitability. The Company's employees, as of December 31, 2001, held options to purchase, in aggregate, 5.6 million shares of the Company's Common Stock, a substantial number of which the option price exceeds current market price.

     RWD believes these policies have generally resulted in an employee turnover rate that it feels, compares favorably to its competitors. As a result of the downturn in the economic cycle for the information technology sector, the Company reduced its workforce by approximately 100 technical and support personnel during the third quarter of 2001.

Intellectual Property and Other Proprietary Rights

     The Company relies on a combination of confidentiality and other contractual arrangements and trade secret, copyright, and trademark laws to protect its proprietary rights. As a standard practice, the Company enters into confidentiality agreements with its employees, alliance organizations, and clients, thereby seeking to limit distribution of confidential and proprietary information. A significant number of the Company's employees are not bound by confidentiality agreements once their employment has been terminated, although the Company believes common law generally prohibits these employees from disclosing to third parties proprietary information of the Company. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use of, and take steps to enforce, its intellectual property rights.

     Ownership of software developed and other materials prepared by RWD in connection with client engagements is usually assigned to the clients. The Company retains the right to its general know-how and general applications such as software diagnostic and development tools.

     Some of the Company's significant trade and service marks are:

     "360Sync"

     "Accelerating Learning Through Technology"

     "CertificationNet"

     "Continuous Improvement by All Employees," with graphic

     "End2End eLearning"

     "Globally Serving a High Tech World"

     "Latitude360"

     "Latitude360.com"

     "Latitude360" logo

     "LeanTrials Consulting Services"

     "Registrar360"

     "RWD ConferenceNet"

     "RWD eLearning"

     "RWD eTrials"

     "RWD Info Pak"

     "RWD InfoVision"

     "RWD iVision"

     "RWD LeanVision"

     "RWD PBA"

     "RWD PerformanceVision"

     "RWD ProAction Consulting Services"

     "RWD ProVision"

     "RWD Technologies, Inc."

     "RWD Technologies"

     "RWD TOPS"

     "RWD User Performance Pak"

     "RWD" logo

     "RWD.com"

     "Training Support Performance
     Continuous Learning for World Class
     Manufacturing", with graphic

     "University360"

     "We bring people and technology
     together"

     "We bring people and technology
     together" with graphic

     The Company holds no patents. The Company may register copyrights for internally developed software in the future.

Risk Management

     The Company is subject to potential claims by dissatisfied clients alleging that the Company's services did not achieve the results expected by those clients or that errors or omissions by the Company's employees contributed to disruptions in the clients' operations. To mitigate this risk, prior to commencement of each project, RWD seeks to clearly articulate, both the scope of services to be provided and the results to be achieved. The Company's Project Management methodology is designed to minimize this risk by training all project management personnel on particular ways to avoid the common pitfalls that are evident in all projects. This methodology includes holding regular alignment meetings with each client while services are being provided so that any problems can be discovered and then corrected as early in the project as possible. This procedure is intended to allow RWD to regularly ascertain and meet client expectations during all phases of each project. Additionally, in most cases, RWD's standard contract terms limit the Company's liability to the amount of the fee payable to RWD under the contract. Despite these procedures, it is possible that the Company may become subject to a claim from a dissatisfied client, although the Company has never been subject to litigation initiated by a client.

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

Item 2. Properties

     RWD leases approximately 120,000 square feet of space for its headquarters in Columbia, Maryland. This lease expires on December 31, 2003. The Company leases additional offices covering an aggregate of approximately 166,000 square feet in Baltimore, Maryland; Waltham, Massachusetts; Cincinnati, Ohio; Chicago, Illinois; Troy, Michigan; Houston, Texas; Lexington, Kentucky; Princeton, New Jersey; Sacramento, California; San Ramon, California; Portland, Oregon; Merritt Island, Florida; Walldorf, Germany; Birmingham, England; London, England; and Toronto, Ontario.

     In 1999, the Company committed to lease a 63,000 square foot facility to be constructed on the campus of the University of Maryland, Baltimore County ("UMBC"). Construction began in late 2000, and Latitude360 moved into the space during the fourth quarter of 2001. In addition to the business activities of Latitude360, the facility houses RWD's new Applied Technology Laboratory. The facility is designed to accommodate up to 300 people, including RWD's personnel, students from UMBC, and RWD's client personnel working to develop advanced Internet and information technology solutions for RWD clients. This lease expires in November 2011.

     In 2001, aggregate annual rent for the Company's corporate headquarters and other offices was approximately $5.3 million. From time to time, the Company uses office space provided at client sites to facilitate performance of its services and to maximize client contact.

Item 3. Legal Proceedings

     From time to time, the Company is a party to routine litigation in the ordinary course of business. The Company is not currently a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II.

Item 5. Market for The Company's Common Equity and Related Stockholder Matters

     The Company's Common Stock trades on The NASDAQ Stock Market's National Market under the symbol "RWDT." The following table sets forth, for each quarterly period indicated, the high and low last sale price for the Common Stock as reported by The NASDAQ Stock Market.

                                                   High     Low
                                                  ------   -----
2000
1st Quarter....................................   $10.50   $8.00
2nd Quarter....................................     9.22    3.38
3rd Quarter....................................     8.50    3.88
4th Quarter....................................     8.50    3.06

2001
1st Quarter....................................     5.06    3.06
2nd Quarter....................................     4.80    2.61
3rd Quarter....................................     3.55    1.91
4th Quarter....................................     2.85    1.75

     No dividends were declared on the Company's Common Stock during the year ended December 31, 2001, and the Company does not anticipate paying dividends in the foreseeable future.

     The number of shareholders of record as of March 8, 2002 was 2,442.

Item 6. Selected Consolidated Financial Data

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's Financial Statements, and related Notes thereto, and other financial information included elsewhere in this Form 10-K. This data, at and for the years ended, is derived from the Company's Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants.

                                                                       Year Ended December 31,
                                                     ---------------------------------------------------
                                                       1997      1998       1999       2000       2001
                                                     -------   --------   --------   --------   --------
                                                           (In thousands, except per share data)
Operating Statement Data:
   Revenue .......................................   $85,670   $114,719   $124,433   $134,310   $117,436
   Cost of revenue ...............................    59,585     76,416     95,024    101,390    102,682
                                                     -------   --------   --------   --------   --------
   Gross profit ..................................    26,085     38,303     29,409     32,920     14,754
   Selling, general and administrative expenses ..    12,341     18,821     22,749     26,400     28,852
                                                     -------   --------   --------   --------   --------
   Operating income (loss) .......................    13,744     19,482      6,660      6,520    (14,098)
   Other income ..................................       982      1,765      1,449        610      1,025
                                                     -------   --------   --------   --------   --------
   Income (loss) before taxes ....................    14,726     21,247      8,109      7,130    (13,073)
   Provision for (benefit from) taxes ............     8,053      8,131      3,041      2,538     (3,355)
                                                     -------   --------   --------   --------   --------
   Net income (loss) .............................   $ 6,673   $ 13,116   $  5,068   $  4,592   $ (9,718)
                                                     =======   ========   ========   ========   ========

   Pro Forma Data/1/:
     Provision for income taxes ..................   $ 5,725
     Net income ..................................   $ 9,001
                                                     =======

     Earnings (loss) per share:
       Diluted calculation .......................   $  0.62   $   0.82   $   0.33   $   0.30   $  (0.64)
                                                     =======   ========   ========   ========   ========
       Basic calculation .........................   $  0.71   $   0.88   $   0.34   $   0.31   $  (0.64)
                                                     =======   ========   ========   ========   ========
     Weighted average shares outstanding:
       Diluted calculation .......................    14,470     16,016     15,503     15,518     15,252
                                                     =======   ========   ========   ========   ========
       Basic calculation .........................    12,747     14,895     14,769     14,943     15,252
                                                     =======   ========   ========   ========   ========

Balance Sheet Data (end of year):
   Cash and marketable securities ................   $40,045   $ 51,224   $ 28,214   $ 27,340   $ 22,769
   Working capital ...............................    49,381     66,399     47,065     50,623     41,493
   Total assets ..................................    67,887     90,394     87,261     97,826     90,804
   Total debt ....................................     1,101        865      1,669        607      3,416
   Stockholders' equity ..........................    54,964     73,961     73,341     79,301     70,207

----------
/1/ Prior to June 13, 1997, the Company was an S Corporation and, accordingly, was not subject to federal and certain state corporate income taxes. The pro forma information has been computed as if the Company were subject to federal and all applicable state corporate income taxes for all periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     RWD Technologies provides a broad range of integrated solutions designed to improve the productivity and effectiveness of workers in complex operating environments. The Company's principal service segments are: Enterprise Systems, which provides products and services supporting the implementation of enterprise-wide software products and applications; Performance Solutions, which addresses all aspects of manufacturing processes in order to promote continuous improvements; and Latitude360, which encompasses the design and delivery of information to end-users of technology including Web-based training.

     Most of the Company's contracts are on a time-and-materials basis, although many of these contracts contain initial "not-to-exceed" amounts and Company performance obligations. However, some of the Company's significant contracts are on a fixed-price basis, particularly those related to Latitude360. All service revenue is recognized using the percentage-of-completion method. In addition to service contracts, beginning in 2000, the Company began to offer training-based products. Product revenue is recognized upon delivery to the client. Revenue from hosting and maintenance arrangements related to products is recognized over the life of the contract. The Company typically bills contracts monthly, and senior management reviews outstanding accounts receivable balances regularly to monitor client satisfaction and collections. Historically, a large percentage of the Company's revenue has come from follow-on business from existing clients. In each of the past five years, more than 80 percent of the year's total revenue was generated from clients who had been clients in the previous year.

     Revenue growth and gross profit margins are substantially dependent on many factors outside the Company's control. Key factors include the timing of new contract awards, the timing of individual project start-ups, and the level of activity with ongoing projects. Client engagements are generally terminable with little or no notice or penalty, and a client's unanticipated decision to terminate or postpone a project may result in revenue fluctuations as well as higher than expected unassigned Company professionals or severance expenses.

     Gross profit margins per project and professional staff utilization rates are critical to the Company's financial performance. The Company manages these parameters by carefully establishing and monitoring project budgets and timetables and by closely tracking staffing requirements for projects in progress and projects that are anticipated. The status of all projects in progress and personnel utilization are reviewed semi-monthly by project managers, first-line supervisors, and senior management to ensure client satisfaction and to monitor performance relative to internal financial and operating expectations. The number of professionals assigned to a project varies according to the size, complexity, duration, and demands of the project. Professional staff utilization rates vary from period to period not only because of variations in the Company's volume of business, but because of the timing of employee vacations, hiring and training, and the amount of time spent by employees on marketing.

     The principal components of cost of revenue are compensation and benefits for the Company's professional staff. Cost of revenue also includes training and travel expenses for the Company's professional staff, fees paid to subcontractors, facilities costs, product development amortization, and depreciation of capital equipment provided to the professional staff. Time devoted to marketing by professional personnel normally assigned to client work is included in cost of revenue, as are costs associated with administrative personnel who directly support the Company's professional staff. Selling, general and administrative expenses are comprised primarily of salaries for corporate, accounting, dedicated sales and other headquarters executive and administrative personnel, as well as other corporate overhead.

Results of Operations

     The following table sets forth, for the periods indicated, operating statement data expressed as a percentage of revenue, and the percentage change in these items from the prior year:

                                                   Percentage of Revenue    Percentage Increase
                                                  Year Ended December 31,       (Decrease)
                                                  -----------------------   -------------------
                                                                             1999 to   2000 to
                                                  1999     2000    2001        2000      2001
                                                  -----   -----   -----     --------   --------
Revenue .......................................   100.0%  100.0%  100.0%       7.9%    (12.6)%
Cost of revenue ...............................    76.4    75.5    87.4        6.7       1.3
                                                  -----   -----   -----
Gross profit ..................................    23.6    24.5    12.6       11.9     (55.2)
Selling, general and administrative expenses ..    18.2    19.6    24.6       16.0       9.3
                                                  -----   -----   -----
Operating income ..............................     5.4     4.9   (12.0)      (2.1)       --
Other income ..................................     1.1     0.4     0.9      (57.9)     68.1
                                                  -----   -----   -----
Income (loss) before taxes ....................     6.5     5.3   (11.1)     (12.1)       --
Provision for (benefit from) taxes ............     2.4     1.9    (2.8)     (16.5)       --
                                                  -----   -----   -----
Net income (loss) .............................     4.1%    3.4%   (8.3)%     (9.4)       --
                                                  =====   =====   =====

Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

     Revenue. Total revenue decreased by $16.9 million (or 12.6 percent) from $134.3 million in 2000 to $117.4 million in 2001. Each of the business segments was constrained by longer sales cycles in the weak economic environment of 2001 and by cancellation or postponement of some contracts. Performance by segment was as follows:

     . Enterprise Systems. Revenue increased by $1.0 million (or 2.0 percent) from $46.9 million in 2000 to $47.8 million in 2001, representing 34.9 percent of the Company's total revenue in 2000 and 40.7 percent in 2001. This revenue growth resulted from sales of products, which increased from $1.4 million in 2000 to $4.7 million in 2001, and expansion of key relationships with ERP-related companies. Overall results were adversely affected by project postponements, slower project starts, and decreased levels of client-requested support.

     . Performance Solutions. Revenue decreased by $9.3 million (or 19.0 percent) from $49.1 million in 2000 to $39.8 million in 2001, representing 36.6 percent of the Company's total revenue in 2000 and
          33.9 percent in 2001. The significant decline in revenue resulted primarily from the cancellation of a major contract by one client in the automotive industry. Diversification efforts throughout the year resulted in the addition of clients in the aerospace, railroad, and automotive supplier industries, which provided 6.0 percent of this segment's 2001 revenue, compared to 2.3 percent for 2000.

     . Latitude360. Revenue decreased by $8.5 million (or 22.2 percent) from $38.3 million in 2000 to $29.8 million in 2001, representing 28.5 percent of the Company's revenue in 2000 and 25.4 percent in 2001. Product sales increased from $1.6 million in 2000 to $2.7 million in 2001. The principal reason for the decline in consulting revenue was the postponement of technology expenditures by clients and prospective clients in an overall weak economy.

     Gross Profit. Total gross profit decreased by $18.2 million (or 55.2 percent) from $32.9 million in 2000 to $14.8 million in 2001, and decreased from
24.5 percent of revenue in 2000 to 12.6 percent of revenue in 2001. During the year, the Company continued to retain highly qualified personnel who were not fully utilized while evaluating the business cycle. When it became apparent that a protracted downturn was occurring, reductions to headcount and other expenses were made, most of which occurred near the end of the third quarter. The Company's total number of employees at year-end was 1,101 for 2000 and 951 for 2001. Gross profit for the individual operating segments was as follows:

     .    Enterprise Systems. Gross profit for Enterprise Systems decreased by
          25.7 percent from $12.8 million in 2000 to $9.5 million in 2001, and the gross profit margin decreased from 27.3 percent of segment revenue in 2000 to 19.9 percent in 2001. The decline in gross profit resulted from expenditures related to the launch of SAP Learning Solutions, a decline in European operations, underutilized technical staff, and costs associated with creating a sales and marketing function.

     . Performance Solutions. Gross profit decreased by 54.5 percent from $13.8 million in 2000 to $6.3 million in 2001, and the gross profit margin decreased from 28.0 percent of this segment's revenue in 2000 to 15.8 percent in 2001. Gross profit was negatively impacted by the cancellation of the major automotive contract and by general pricing pressures in the automotive business. Other expenses adversely affecting the gross margin were office consolidation expenses and increases in marketing expenses related to diversification efforts.

     . Latitude360. Gross profit decreased significantly from $6.3 million in 2000 to a $1.0 million loss for 2001, and the gross profit margin decreased from 16.5 percent of this segment's revenue in 2000 to a negative 3.5 percent in 2001. Approximately $2.1 million of the gross profit decline was attributable to bad debt expense related to a client that experienced a financial crisis caused by cancellation of a project following the September 11th terrorist attack. Other expenses adversely affecting the gross margin were costs associated with an underutilized technical staff, expenses related to the relocation of this segment to the Applied Technology Laboratory, research and development costs, and costs associated with more extensive sales and marketing efforts.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.5 million (or 9.3 percent) from $26.4 million in 2000 to $28.9 million in 2001, increasing from 19.6 percent of total revenue in 2000 to 24.6 percent of total revenue in 2001. The increased expense resulted from approximately $1 million in severance costs associated with staff reductions and higher costs of depreciation, professional services associated with foreign operations, and optimization of the corporate computer system.

     Operating Income (Loss). As a result of the foregoing, the Company's operating income declined by $20.6 million from $6.5 million in 2000 to a $14.1 million loss in 2001 and decreased from 4.9 percent of revenue in 2000 to a negative 12.0 percent of revenue in 2001.

     Other Income. Other income increased from $0.6 million in 2000 to $1.0 million in 2001. Reductions during the year in foreign currency expense and interest expense capitalized and included in the cost of developed software were partially offset by declines in interest income on investments and the recording of the minority ownership share of SAP Learning Solutions' loss for the year.

     Net Income (Loss). Net income decreased by $14.3 million from $4.6 million in 2000 to a $9.7 million loss in 2001, decreasing from 3.4 percent of revenue in 2000 to a negative 8.3 percent of revenue in 2001. The net loss in 2001 was negatively impacted by approximately $1.8 million relating to certain temporary limitations in effect on December 31, 2001 on the income tax benefits allowed on the financial loss.

Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

     Revenue. Revenue for the total Company increased by $9.9 million (or 7.9 percent) from $124.4 million in 1999 to $134.3 million in 2000. Performance by segment was as follows:

     . Enterprise Systems. Revenue increased by $9.6 million (or 25.9 percent) from $37.3 million in 1999 to $46.9 million in 2000, representing 30.0 percent of the Company's total revenue in 1999 and
          34.9 percent in 2000. This growth resulted from a general increase in demand in the ERP market throughout the year and the Company's key relationships with ERP related companies.

     . Performance Solutions. Revenue increased by $4.0 million (or 8.9 percent) from $45.1 million in 1999 to $49.1 million in 2000, representing 36.2 percent of the Company's total revenue in 1999 and
          36.6 percent in 2000. Growth occurred sequentially throughout the year and included an increase in work performed under a significant contract for an important established client.

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

     . Performance Solutions. Gross profit increased slightly (by 2.2 percent) from $13.5 million in 1999 to $13.8 million in 2000. Gross profit margin decreased from 29.9 percent of this segment's revenue in 1999 to 28.0 percent in 2000. The decline in gross profit margin resulted primarily from holding the Company's rates at the same level for 2000 for a significant client and decreases in staff utilization.

     . Latitude360. Gross profit declined by 34.1 percent from $9.6 million in 1999 to $6.3 million for 2000. Gross profit margin decreased from
          22.8 percent of this segment's revenue in 1999 to 16.5 percent in 2000. This decrease in gross profit resulted primarily from the decline in revenue while the Company maintained its infrastructure and technical work force to support anticipated future business growth.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.6 million (or 16.0 percent) from $22.7 million in 1999 to $26.4 million in 2000, increasing from 18.2 percent of total revenue in 1999 to 19.6 percent of total revenue in 2000. This increase in selling, general and administrative expenses as a percentage of revenue resulted primarily from increases in facility costs, depreciation, indirect travel associated with marketing efforts, and professional services associated with the corporate computer conversion.

     Operating Income. As a result of the foregoing, the Company's operating income decreased by $0.1 million (or 2.1 percent) from $6.7 million in 1999 to $6.5 million in 2000 and decreased from 5.4 percent of revenue in 1999 to 4.9 percent of revenue in 2000.

     Other Income. Other income was $1.4 million in 1999 and $0.6 million in 2000. The decline was primarily a result of increased interest expense for working capital needs, decreased interest income, and foreign currency fluctuations related to increases in working capital requirements.

     Net Income. Net income decreased by $0.5 million (or 9.4 percent) from $5.1 million in 1999 to $4.6 million in 2000, decreasing from 4.1 percent of revenue in 1999 to 3.4 percent of revenue in 2000.

Selected Quarterly Operating Results

     The following tables set forth operating statement data for each of the eight quarters in the period beginning January 1, 2000, and ending December 31, 2001, as well as the percentage of the Company's total revenue represented by each item. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                        For the Quarter Ended
                                    -----------------------------------------------------------------------------------------
                                    March 31,   June 30,   Sept. 30,   Dec. 31,   March 31,   June 30,   Sept. 30,   Dec. 31,
                                    ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                      2000        2000       2000        2000       2001        2001       2001        2001
                                    ---------   --------   ---------   --------   ---------   --------   ---------   -------
                                                                (In thousands, except per share data)
Operating Statement Data:

   Revenue.......................    $30,814     $33,527    $35,670     $34,299    $30,050     $30,418    $28,887    $28,081
   Cost of revenue...............     23,966      25,280     26,296      25,848     24,965      26,155     26,285     25,277
                                     ---------------------------------------------------------------------------------------
   Gross profit..................      6,848       8,247      9,374       8,451      5,085       4,263      2,602      2,804
   Selling, general and
     administrative expenses.....      6,247       6,813      7,078       6,262      6,455       7,264      8,025      7,108
                                     ---------------------------------------------------------------------------------------
   Operating income (loss).......        601       1,434      2,296       2,189     (1,370)     (3,001)    (5,423)    (4,304)
   Other income..................        255         228         96          31        208         222        175        420
                                     ---------------------------------------------------------------------------------------
   Income (loss) before taxes....        856       1,662      2,392       2,220     (1,162)     (2,779)    (5,248)    (3,884)
   Provision for (benefit from)
     income taxes................        317         615        885         721       (546)     (1,179)    (1,630)        --
                                     ---------------------------------------------------------------------------------------
   Net Income (loss).............    $   539     $ 1,047    $ 1,507     $ 1,499    $  (616)    $(1,600)   $(3,618)   $(3,884)
                                     =======================================================================================

     Earnings (loss) per share:
       Diluted calculation.......    $  0.04     $  0.07    $  0.10     $  0.10    $ (0.04)    $ (0.10)   $ (0.24)   $ (0.25)
                                     =======================================================================================
       Basic calculation.........    $  0.04     $  0.07    $  0.10     $  0.10    $ (0.04)    $ (0.10)   $ (0.24)   $ (0.25)
                                     =======================================================================================
     Weighted average shares
       outstanding:
       Diluted calculation.......     15,404      15,260     15,706      15,702     15,151      15,262     15,294     15,301
                                     =======================================================================================
       Basic calculation.........     14,757      14,912     15,012      15,093     15,151      15,262     15,294     15,301
                                     =======================================================================================

   Revenue.......................      100.0%      100.0%     100.0%      100.0%     100.0%      100.0%     100.0%     100.0%
   Cost of revenue...............       77.8        75.4       73.7        75.4       83.1        86.0       91.0       90.0
                                     ---------------------------------------------------------------------------------------
   Gross profit..................       22.2        24.6       26.3        24.6       16.9        14.0        9.0       10.0
   Selling, general and
     administrative expenses.....       20.2        20.3       19.9        18.2       21.5        23.9       27.8       25.3
                                     ---------------------------------------------------------------------------------------
   Operating income (loss).......        2.0         4.3        6.4         6.4       (4.6)       (9.9)     (18.8)     (15.3)
   Other income..................        0.8         0.7        0.3         0.1        0.7         0.8        0.6        1.5
                                     ---------------------------------------------------------------------------------------
   Income (loss) before taxes....        2.8         5.0        6.7         6.5       (3.9)       (9.1)     (18.2)     (13.8)
   Provision for (benefit from)
     income taxes................        1.0         1.9        2.5         2.1       (1.9)       (3.8)      (5.7)        --
                                     ---------------------------------------------------------------------------------------
   Net income (loss).............        1.8%        3.1%       4.2%        4.4%      (2.0)%      (5.3)%    (12.5)%    (13.8)%
                                     =======================================================================================

     Liquidity and Capital Resources

     The Company's cash and investments were $22.8 million as of December 31, 2001, compared to $27.3 million as of December 31, 2000. Working capital was $41.5 million as of December 31, 2001 and $50.6 million as of December 31, 2000.

     The Company's operating activities used cash of $3.0 million in 2001, compared to a provision of cash of $6.5 million for 2000. This decrease in cash provided from operations resulted primarily from the operating loss of $14.1 million and product development expenditures. Although the Company experienced higher than historical bad debt expense of $3.7 million in 2001, continuing improvements in billing and collection cycles resulted in additional liquidity during the year and improved days sales outstanding from 92 at the end of 2000 to 73 at the end of 2001.

     Investing activities provided cash of $1.1 million in 2001, compared to a $9.0 million use of cash in 2000. Cash provided from investing activities in 2001 consisted primarily of the sale of investments. Cash used for investing activities in both 2001 and 2000 consisted primarily of purchases of fixed assets.

     Financing activities provided cash of $2.8 million in 2001, compared to a provision of cash of $1.4 million in 2000. Credit line borrowings of $0.7 million by the Company's majority owned subsidiary, SAP Learning Solutions, were outstanding at December 31, 2001. During the fourth quarter of 2001, the Company obtained a $2.0 million loan from a commercial bank. Principal repayments will be due monthly over five years, beginning in April 2002. Financing activities in 2001 also consisted of stock repurchases under the current Common Stock Repurchase Program. For the year ended December 31, 2001, the Company repurchased and retired 150,500 shares of its Common Stock, at a cost of approximately $0.5 million. The Board of Directors of the Company, under a previously established repurchase program, authorized purchases of up to 1,000,000 shares of the Company's Common Stock on February 23, 2001. Cash provided by financing activities in 2000 related primarily to the issuance of the Company's Common Stock upon exercise of employee stock options.

     The Company has a $10.0 million unsecured revolving line of credit with a commercial bank, which bears interest at the 30-day LIBOR rate (1.87 percent on December 31, 2001), plus 1.2 percent. The Company utilizes this line of credit regularly to finance a portion of its working capital needs. There was no balance outstanding on the line of credit as of December 31, 2001 or December 31, 2000, however the highest borrowing level was $4.1 million in 2001 and $9.0 million in 2000.

     During 2001, the Company made $4.9 million in capital expenditures, primarily for office furniture, computer/office equipment, and leasehold improvements to support its professional and administrative staff, the majority of which was installed at the Company's new leased facility on the campus of the University of Maryland, Baltimore County. This level of expenditures was significantly less than the $7.5 million related to 2000, which supported the corporate enterprise-wide computer conversion and higher business volumes. During 2002, the Company anticipates it will make approximately the same level of capital and product development expenditures as in 2001. The Company expects to fund those expenditures from a combination of available cash and alternative financing methods, such as equipment leases or asset-based borrowings. The Company believes its existing cash balances, cash provided by future operations, and its line of credit will be sufficient to meet the Company's working capital and other cash needs at least through the year 2003.

Contractual Cash Obligations and Other Commercial Commitments

     The following tables reflect a summary of the Company's contractual cash obligations and other commercial commitments as of December 31, 2001:

    Contractual Cash Obligations               Due in less     Due in      Due in    Due after
        (in thousands)                Total    than 1 year   1-3 years   4-5 years    5 years
----------------------------------   -------   -----------   ---------   ---------   ---------
Long-term debt (1)                   $ 2,660      $  284      $ 1,367      $  755      $  254
Capital lease obligations                 39          16           20           3          --
Operating leases                      28,668       6,645       12,005       3,551       6,467
                                     -------      ------      -------      ------      ------
Total Contractual Cash Obligations   $31,367      $6,945      $13,392      $4,309      $6,721
                                     =======      ======      =======      ======      ======

    Other Commercial Commitments              Due in less    Due in       Due in    Due after
        (in thousands)                Total   than 1 year   1-3 years   4-5 years    5 years
---------------------------------    ------   -----------   ---------   ---------   ---------
Lines of credit (1)(2)(5)            $  717      $  717        $--         $--          $--
Standby letters of credit (3)(4)      2,473       2,473         --          --           --
                                     ------      ------        ---         ---          ---
Total Commercial Commitments         $3,190      $3,190        $--         $--          $--
                                     ======      ======        ===         ===          ===

(1) Under RWD's bank facilities, the maturity date of the Company's outstanding debts could be accelerated if the Company does not maintain certain covenants.

(2) The Company's majority-owned subsidiary, SAPLS, has a 5,000 Singapore dollar (SGD) credit facility with a major bank intended for general working capital requirements. As of December 31, 2001, $717 was outstanding under this line of credit.

(3) The SAPLS revolving credit facility is secured by a SGD3,000 standby letter of credit provided by the Company and a SGD2,000 corporate guarantee by the Company's joint venture partner.

(4) The Company has issued $851 in standby letters of credit as security deposits for its new operating facility located on the campus of the University of Maryland, Baltimore County.

(5) The Company has a revolving line of credit agreement with a commercial bank that is intended for working capital purposes. The unsecured line is for $10,000 with a sub-limit of up to $3,000 for the issuance of standby letters of credit, and expires May 31, 2003. There was no outstanding balance on this credit line as of December 31, 2001 and the Company was in compliance with all financial covenants under the loan agreement

Effects of Inflation

     Inflation has not had a significant effect on the Company's business during the past three years. The Company cannot predict what effect, if any, inflation may have on its future results of operations.

2002 Business Risks

          Certain statements contained herein, including statements regarding development of the Company's products, services, markets, and future demand for the Company's products and services, and other statements regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements include risks and uncertainties. Consequently, actual results may differ materially from those expressed or implied by these forward-looking statements. The following are some of the factors that may cause the Company's future results of operations to differ materially from management's expectations and historic trends.

     . Strategic Alliances. The Company's relationships with its strategic allies, particularly SAP and Siebel, as well as Documentum, Lotus, Microsoft, Saba, WBT Systems, Centra Software, SAS Institute, PlaceWare, and Element K have been, or are anticipated to be, important sources of revenue. The Company also faces potential competition from software companies, including its strategic allies who, through their client services groups, may choose to compete with the Company. Many of these alliances are informal or terminable by either party with minimal notice. The termination of, or any adverse change in any of these alliances, particularly SAP or Siebel, could adversely affect the Company's ability to achieve its 2002 revenue and profitability goals.

     . General Economic Environment. In 2001, the Company's sales of products and services (relating to the IT industry and the automotive sector) experienced decreased demand as a result of the general slowdown in the business environment. Sales cycles were lengthened and clients deferred and cancelled certain projects. Although during 2001, the Company strengthened its business alliances, expanded its product offerings, and started diversification efforts into other industries, the actual demand for products and services remain difficult to forecast.

     . Customer and Industry Revenue Concentration. The Company continues to derive a substantial amount of its revenue from a limited number of key clients. In 2001, the Company's top five clients and ten clients represented 39.3 percent and 48.5 percent of total revenue, respectively, with clients in the automotive industry generating 32.2 percent of total revenue. Most of the Company's engagements have no minimum purchase requirements and may be terminated by the client with little or no notice to the Company. Many of these clients operate in cyclical industries, such as automotive and petroleum-chemical, which are subject to economic factors that affect the clients' revenue and profitability. Automotive industry sales are expected to decline in 2002. While the Company anticipates less work in 2002 with its key automobile manufacturing clients, Performance Solutions has successfully obtained business in other industries and expects to continue diversification efforts, which may partially offset the decline in revenue from clients in the automotive manufacturing industry. If any of the Company's other major clients discontinue doing business with the Company or significantly reduce the amount of products and services they purchase from the Company, the Company's revenue growth and profitability are likely to be adversely affected.

     . Software Product Development. RWD has invested in research and software product development and believes that timely development of new software products and enhancements to existing software products will expand its competitive position in the marketplace. RWD anticipates continuing to invest in expanded functionality across its product offerings, including global product requirements and industry specific requirements. There can be no assurance that such development efforts will result in products, features, or functionality, or that the products, features, or functionality that are developed will be accepted by the market.

     . Geographic Expansion. The Company continues to expand its operations and marketing efforts in Europe, Canada, and Asia, including establishing offices and expatriating employees, thereby incurring significant operating costs. If these efforts fail to produce revenue at expected levels or within the timeframe predicted by management, operating margins in 2002 would be adversely affected. International operations present a number of risks, such as adverse currency exchange rate fluctuations, trade barriers, cultural differences, and possible changes in taxes, laws, and policies governing the operations of foreign-based companies. The Company has no control over these factors, any of which could adversely affect the Company's results of operations and demand for its services abroad.

     . Rapidly Changing Information Technology Sector. The IT industry is subject to significant and rapid changes in technology and the demand for particular products and services. If the Company fails to identify shifting demand for particular IT services or does not develop the expertise necessary to provide services for which there is new demand, the Company's revenue growth and profitability are likely to be adversely affected. The Company cannot be certain that it will experience continued growth in demand for these services.

     . Increasing Competition. In recent years, the Company has experienced heightened competition, particularly in the ERP, eSolutions, and eLearning areas of its business. If competition continues to intensify, the Company may find it more difficult to resume revenue growth at rates comparable to its historic growth rates and to improve its profit margins over 2001 levels.

     . Attracting and Retaining Personnel. As is the case with most technology companies, the Company experiences significant turnover in its technical staff. The Company's growth will continue to depend on its ability to attract, develop, and retain a sufficient number of skilled professional employees, and there is intense competition for qualified people. Also, the Company will need to ensure that its technical personnel stay abreast of rapid changes in technology. The Company's operating costs may be higher than management expects if competition for qualified people increases and the Company experiences higher turnover levels.

          Effective December 31, 2001, Dana M. Sohr succeeded Deborah T. Ung as President of the Company's Enterprise Systems Group following Ms. Ung's resignation. Effective January 1, 2002, Dr. Robert W. Deutsch, RWD's Chairman and Chief Executive Officer assumed the additional title of President, and Kenneth J. Rebeck was appointed Senior Vice President and Chief Operating Officer.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets." This pronouncement requires a non-amortization approach to account for purchased goodwill and certain other intangible assets. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations but, instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. The provisions of this statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. The adoption of this accounting standard will reduce the amortization of goodwill commencing January 1, 2002. For the years ended December 31, 1999, 2000 and 2001, the Company recorded amortization expense for goodwill of $0.3 million, $0.7 million, and $0.7 million, respectively.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and Accounting Principles Board (APB) Opinion No. 30. This statement retains the fundamental provisions of SFAS No. 121 that require the Company to test long-lived assets for impairment using undiscounted cash flows; however, the statement eliminates the requirement to allocate goodwill to these long-lived assets. The statement also requires that long-lived assets to be disposed of by a sale must be recorded at the lower of the carrying amount or the fair value, less the cost to sell the asset and depreciation should cease to be recorded on such assets. Any loss resulting from the write down of the assets shall be recognized in income from continuing operations. Additionally, long-lived assets to be disposed of other than by sale may no longer be classified as from discontinued operations until they are disposed of. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will apply this guidance prospectively.

Critical Accounting Policies

     Our accounting policies are described in Note 1 of the consolidated financial statements in Item 8. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Goodwill and Intangible Assets:

     The Company has made an acquisition in the past that included a portion of the purchase price to be allocated to goodwill. Under generally accepted accounting principles through December 31, 2001, these assets were amortized over their estimated useful lives and were tested periodically to determine if they were recoverable from undiscounted cash flows over their useful lives.

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from the use of the assets is less than the carrying value. As of December 31, 2000 and 2001, management evaluated the Company's asset base, under the guidelines established by SFAS No. 121, and believes that no impairment has occurred.

     In accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be subject to annual impairment tests. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. Management has not yet determined what effect, if any, applying those tests will have on the Company's financial position and results of operations. The annual impairment testing required by SFAS No. 142 will also require us to use our judgment and could require us to write down the carrying value of our goodwill in future periods. As of December 31, 2001, the Company had $12.5 million in goodwill with indefinite lives and recognized $0.7 million of amortization expense related to this goodwill for the year ended December 31, 2001.

Software Development Costs:

     The Company accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

     Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Deferred computer software development costs are amortized, beginning when the product is first available for general release to customers. Periodic amortization is computed on a product-by-product basis at the greater of the amount determined with reference to total estimated revenues to be generated by the product or the amount computed on a straight-line basis with reference to the product's expected life cycle. Product amortization expense for the years ended 2000 and 2001 was $0.1 million and $1.9 million, respectively. Net software development cost as of December 31, 2000 and 2001 was $1.2 million and $6.4 million, respectively.

     The Company evaluates software development costs for impairment by comparing the net book value against net realizable value. Net realizable value is based on the Company's estimate of future sales and to the extent these sales do not occur in the future, the net book value of software development costs may be impaired, and therefore, written down to net realizable value.

     Costs incurred in the search for, or the evaluation of, software product alternatives and for the conceptual formulation and the translation of knowledge into a design are considered research and development expenses and are charged to expense as incurred. Software maintenance costs are also expensed as incurred.

Revenue Recognition:

     The majority of the Company's revenue is generated from consulting fees. The majority of the Company's consulting contracts are on a time-and-materials basis, although many of the contracts contain initial "not-to-exceed" amounts and Company performance obligations. The Company's remaining consulting contracts are on a fixed-price basis. Revenue is recognized using the percentage of completion method. Consulting contracts generally vary in length from 1 to 36 months.

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

     Revenue from the sale of software license agreements is generally recognized under the residual method at the time of delivery of software products to the customer and when collectibility is probable and there is persuasive evidence of an agreement. Under the residual method, the Company defers revenue on any undelivered product, as indicated by vendor-specific objective evidence, and recognizes the residual amount in the period in which delivery takes place. The Company does not grant its customers a right of return for a full or partial refund on its products. Revenue from all maintenance, hosting, and customer support agreements is recognized ratably over the term of the agreement, generally one year, with the unrecognized portion as of year-end being recorded as deferred revenue. Revenue from professional services and training relating to products are recognized as the services are performed.

Income Taxes:

     The Company incurred a net operating loss for the year ended December 31, 2001. As of December 31, 2001, a portion of the net operating loss could be carried back to obtain refunds of prior income taxes paid with the remaining net operating loss of approximately $9.2 million being carried forward. Because, as of December 31, 2001, the realization of the net operating loss that was going to be carried forward was not assured beyond a reasonable doubt, a valuation allowance was recorded against the net deferred tax assets from the carryforward.

     On March 9, 2002, the President of the United States signed into law the "Job Creation and Worker Assistance Act of 2002." This law contains a provision that extends the corporate tax loss carryback period from two to five years, retroactive for tax years ending in 2001. As a result of the passage of this law allowing the remaining net operating loss to be carried back up to five years, the Company believes that the realization of the remaining deferred tax asset is reasonably assured, and will eliminate the valuation allowance on the deferred tax asset in the quarter ending March 31, 2002.

Long-Lived Assets:

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from the use of the assets is less than the carrying value. As of December 31, 2000 and 2001, management evaluated the Company's asset base, under the guidelines established by SFAS No. 121, and believes that no impairment has occurred.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The Company does not have significant interest rate risk related to its line of credit, which has an interest rate equivalent to the 30-day LIBOR rate (1.87 percent on December 31, 2001), plus 1.2 percent. The Company does not have significant foreign currency risk related to foreign sales because of the minimal amount of funds maintained in foreign payroll and operating accounts. The Company does not have any derivative commodity instruments or other financial instruments such as interest swaps, foreign currency forwards, futures and options, or foreign currency denominated debt, except for credit line debt of its majority-owned subsidiary, SAPLS. The Company does not have commodity price risk or other relevant market risks.

Item 8. Financial Statements and Supplementary Data

     The financial statements of the Company are included on pages 26 through 41.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in accountants, disagreements, or other events requiring reporting under this item.

                                    PART III.

Item 10. Directors and Executive Officers

     Information required under this caption will be included in the Company's Definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Stockholders, which will be filed on or before March 22, 2002, and is incorporated herein by reference.

Item 11. Executive Compensation

     Information required under this caption will be included in the Company's Definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Stockholders, which will be filed on or before March 22, 2002, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information required under this caption will be included in the Company's Definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Stockholders, which will be filed on or before March 22, 2002, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information required under this caption will be included in the Company's Definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Stockholders, which will be filed on or before March 22, 2002, and is incorporated herein by reference.

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules, And Reports On Form 8-K

     (a) The following documents are filed as a part of this report:

          1.   The Financial Statements

               The financial statements of the Company are included on pages 26 through 41.

          2.   Financial Statement Schedules

               Schedule II - Valuation and Qualifying Accounts

               All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are inapplicable and therefore have been omitted.

          3.   Exhibits

               (a).Exhibits

Exhibit No.                           Description
-----------   -------------------------------------------------------------------
    3.01      Articles of Amendment and Restatement of the Charter**
    3.02      Amended and Restated Bylaws***
    4.01      Specimen Common Stock Certificate**
   10.01      Maryland Full-Service Office Lease between the Company and Columbia
                  Management, Inc., dated as of January 1, 1994, as amended**

   10.02      Amended and Restated Equity Participation Plan**
   10.03      Employee Stock Purchase Plan**
   10.04      Chrysler Corporation General Terms & Conditions/Clause Manual--Facilities and
                 Material Purchasing--General Terms and Conditions**
   10.05      Letter Agreement from First National Bank of Maryland to the Company, dated
                 February 27, 1996, regarding $7.5 million unsecured line of credit**
   10.06      Form of Executive Employment Agreement**
   10.07      1998 Omnibus Stock Incentive Plan*
   10.08      Amendment, dated February 24, 2000, to 1998 Omnibus Stock Incentive Plan****
   10.09      Education Services Alliance Agreement between RWD and SAP America, Inc.***
   10.10      Employment Agreement between RWD and Daniel J. Slater***
   10.11      Employment Agreement between RWD and Beth Marie Buck***
   10.12      Amended & Restated Employee Stock Purchase Plan***
   21.01      Subsidiaries of the Registrant***
   23.01      Consent of Arthur Andersen LLP***
   24.01      Powers of Attorney***
   99.01      Letter to SEC regarding Arthur Andersen LLP representations***

----------
* Incorporated by reference to the Exhibits to the Company's 1997 Form 10-K, dated March 25, 1998 (No. 000-22145).
** Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 dated February 14, 1997 (No. 333-21779), as amended.
***  Filed herewith.
**** Incorporated by reference to the Exhibits to the Company's 2nd quarter 2000
     Form 10-Q, dated August 11, 2000 (No. 000-22145).

     (b).Reports on Form 8-K. None were filed during the fourth quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized on March 27, 2002.

                       RWD TECHNOLOGIES, INC.
                       (Registrant)


                       By: /s/Robert W. Deutsch
                           -----------------------------------------------------
                           Robert W. Deutsch
                           Chairman of the Board, Chief Executive
                           Officer, President, and Director (Principal Executive Officer)


                       By: /s/Beth Marie Buck
                           -----------------------------------------------------
                           Beth Marie Buck, CPA
                           Vice President and Chief Financial Officer
                           (Principal Financial and Accounting Officer)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of RWD Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of RWD Technologies, Inc. (a Maryland corporation) (the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RWD Technologies, Inc. as of December 31, 2000 and 2001, and the results of their operations and their cash flows for the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP
-----------------------

Baltimore, Maryland
March 21, 2002

                             RWD Technologies, Inc.
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                     As of December 31,
                                                                                     ------------------
                                                                                      2000       2001
                                                                                     -------    -------
                                     Assets
Current Assets:
   Cash and cash equivalents .....................................................   $ 2,596    $ 3,676
   Investments, available-for-sale ...............................................    24,744     19,093
   Contract accounts receivable, net of allowance for doubtful accounts
     of $345 and $753, respectively ..............................................    26,556     18,973
   Costs and estimated earnings in excess of billings on uncompleted contracts ...    10,273      7,753
   Income tax refund receivable ..................................................        --      2,755
   Prepaid expenses and other ....................................................     2,153      2,172
   Deferred tax asset ............................................................       929      2,635
                                                                                     -------    -------
           Total Current Assets ..................................................    67,251     57,057
                                                                                     -------    -------

Fixed Assets:
   Furniture and fixtures ........................................................     9,703      9,144
   Office equipment ..............................................................     3,082      3,091
   Computer equipment ............................................................    18,113     18,414
   Leasehold improvements ........................................................     1,831      4,233
                                                                                     -------    -------
           Total Fixed Assets ....................................................    32,729     34,882
   Less accumulated depreciation and amortization ................................    17,464     21,536
                                                                                     -------    -------
           Net Fixed Assets ......................................................    15,265     13,346
Goodwill, net of accumulated amortization of $1,046 and $1,761, respectively .....    13,244     12,529
Software development and other assets ............................................     2,066      7,872
                                                                                     -------    -------
           Total Assets ..........................................................   $97,826    $90,804
                                                                                     =======    =======

                        Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable ..............................................................   $ 3,823    $ 2,263
   Accrued payroll and other .....................................................     7,511      7,118
   Accrued vacation payable ......................................................     2,335      2,379
   Credit line payable of majority-owned subsidiary ..............................        --        717
   Billings in excess of costs and estimated earnings on uncompleted contracts ...     2,902      2,787
   Current portion of long-term debt .............................................        57        300
                                                                                     -------    -------
           Total Current Liabilities .............................................    16,628     15,564
Noncurrent Liabilities:
   Long-term debt, net of current portion ........................................       550      2,399
   Deferred tax liability ........................................................     1,347      2,634
                                                                                     -------    -------
           Total Liabilities .....................................................    18,525     20,597
                                                                                     -------    -------
Commitments and Contingencies
Stockholders' Equity:
   Common stock, $0.10 par value: authorized-50,000,000 shares;
     issued and outstanding-15,124,094 and 15,302,645, respectively ..............     1,512      1,530
   Accumulated comprehensive loss ................................................      (606)      (126)
   Additional paid-in capital ....................................................    49,097     47,735
   Retained earnings .............................................................    29,298     21,068
                                                                                     -------    -------
           Total Stockholders' Equity ............................................    79,301     70,207
                                                                                     -------    -------
               Total Liabilities and Stockholders' Equity ........................   $97,826    $90,804
                                                                                     =======    =======

   The accompanying notes are an integral part of these consolidated financial statements.

                             RWD Technologies, Inc.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                     Year Ended December 31,
                                                 -------------------------------
                                                   1999       2000       2001
                                                 --------   --------   ---------
Revenue:
     Consulting services .....................   $123,950   $131,318   $110,037
     Products and product services ...........        483      2,992      7,399
                                                 --------   --------   --------
        Total revenue ........................    124,433    134,310    117,436
                                                 --------   --------   --------
Cost of revenue:
     Consulting services .....................     94,807    100,061     97,964
     Products and product services ...........        217      1,329      4,718
                                                 --------   --------   --------
        Total cost of revenue ................     95,024    101,390    102,682
                                                 --------   --------   --------
Gross profit .................................     29,409     32,920     14,754
Selling, general and administrative expenses..     22,749     26,400     28,852
                                                 --------   --------   --------
Operating income (loss) ......................      6,660      6,520    (14,098)
Interest expense .............................        (31)      (285)        --
Other income .................................      1,480        895      1,025
                                                 --------   --------   --------
Income (loss) before taxes ...................      8,109      7,130    (13,073)
Provision for (benefit from) income taxes ....      3,041      2,538     (3,355)
                                                 --------   --------   --------
Net income (loss) ............................   $  5,068   $  4,592   $ (9,718)
                                                 ========   ========   ========

Earnings (loss) per share:
     Diluted calculation .....................   $   0.33   $   0.30   $  (0.64)
                                                 ========   ========   ========
     Basic calculation .......................   $   0.34   $   0.31   $  (0.64)
                                                 ========   ========   ========
Weighted average shares outstanding:
     Diluted calculation .....................     15,503     15,518     15,252
                                                 ========   ========   ========
     Basic calculation .......................     14,769     14,943     15,252
                                                 ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             RWD Technologies, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                         and Comprehensive Income (Loss)
              For the Years Ended December 31, 1999, 2000, and 2001
                                 (In thousands)

                                                                      Accumulated
                                                                         Other         Additional
                                             Common   Comprehensive   Comprehensive     Paid-In     Retained
                                             Stock    Income (Loss)   Income (Loss)     Capital     Earnings
                                             ------   -------------   -------------   -----------   ----------
BALANCE, DECEMBER 31, 1998................   $1,502                      $  81          $52,461      $19,917
   Comprehensive income:
     Net income...........................       --     $ 5,068             --               --        5,068
     Unrealized loss on securities........       --        (126)          (126)              --           --
                                                        -------
   Comprehensive income...................       --     $ 4,942             --               --           --
                                                        =======
   Stock options exercised................       37                         --              554           --
   Directors' and other option grants.....       --                         --                7           --
   Common stock repurchased...............      (81)                        --           (8,416)        (279)
   Tax effect of non-qualified
     stock option exercises...............       --                         --            1,398           --
   Employee stock purchase plan
     purchases............................       12                         --            1,124           --
   Accelerated vesting of stock options..        --                         --               82           --
                                             ------                      -----          -------      -------
BALANCE, DECEMBER 31, 1999................    1,470                        (45)          47,210       24,706
   Comprehensive income:
     Net income...........................       --     $ 4,592             --               --        4,592
     Unrealized gain on securities........       --          90             90               --           --
     Unrealized loss on foreign exchange..                 (651)          (651)
                                                        -------
   Comprehensive income...................       --     $ 4,031             --               --           --
                                                        =======
   Stock options exercised................       29                         --              464           --
   Directors' and other option grants.....       --                         --               40           --
   Tax effect of non-qualified stock
     option exercises.....................       --                         --              614           --
   Employee stock purchase plan
     purchases............................       13                         --              834           --
   Accelerated vesting of stock
     options..............................       --                         --              (65)          --
                                             ------                      -----          -------      -------
BALANCE, DECEMBER 31, 2000................    1,512                       (606)          49,097       29,298
   Comprehensive income:
     Net loss.............................       --     $(9,718)            --               --       (9,718)
     Unrealized gain on securities........       --           5              5               --           --
     Unrealized gain on foreign exchange..       --         475            475               --           --
                                                        -------
   Comprehensive loss.....................       --     $(9,238)            --               --           --
                                                        =======
   Stock options exercised................       14                         --              103           --
   Directors' and other option grants.....        1                         --               48           --
   Common stock repurchased...............      (15)                        --           (1,941)       1,488
   Employee stock purchase plan
     purchases............................       18                         --              428           --
                                             ------                      -----          -------      -------
BALANCE, DECEMBER 31, 2001................   $1,530                      $(126)         $47,735      $21,068
                                             ======                      =====          =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             RWD Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                      Year Ended December 31,
                                                                   ------------------------------
                                                                     1999      2000        2001
                                                                   --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) .........................................   $  5,068   $  4,592   $ (9,718)
     Adjustments to reconcile net income (loss) to net cash from operating activities:
        Depreciation and amortization ..........................      4,598      6,669      8,849
        Loss (gain) on sale of fixed assets ....................         10        (13)       215
        Deferred income taxes ..................................     (1,042)      (100)     1,012
        Effect of changes in:
           Contract accounts receivable ........................     (1,261)    (4,890)     2,507
           Costs and estimated earnings in excess of billings on
              uncompleted contracts ............................        657     (3,432)     4,888
           Prepaid expenses and other ..........................     (1,489)     1,216       (602)
           Other assets ........................................     (1,765)    (2,261)    (5,145)
           Accounts payable and accrued expenses ...............        801      5,949     (4,890)
           Billings in excess of costs and estimated earnings on
             uncompleted contracts .............................       (749)    (1,216)      (121)
           Other liabilities ...................................       (241)       (60)         1
                                                                   --------   --------   --------
     Net cash from operating activities ........................      4,587      6,454     (3,004)
                                                                   --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale (purchase) of investments, net .......................     13,315       (200)     5,694
     Payments related to acquisition ...........................    (14,404)    (1,380)        --
     Purchase of fixed assets ..................................     (5,996)    (7,495)    (4,870)
     Proceeds from sale of fixed assets ........................         46         83        312
                                                                   --------   --------   --------
     Net cash from investing activities ........................     (7,039)    (8,992)     1,136
                                                                   --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on long-term debt ..............................         --         --      2,022
     Principal portion paid on long-term debt ..................        (31)        --        (54)
     Borrowings under lines of credit ..........................      4,725     44,206     43,459
     Payments on lines of credit ...............................     (4,725)   (44,206)   (42,715)
     Issuance of common stock ..................................      1,691      1,389        563
     Repurchase of common stock ................................     (8,776)        --       (468)
                                                                   --------   --------   --------
     Net cash from financing activities ........................     (7,116)     1,389      2,807
                                                                   --------   --------   --------
NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS ......................................     (9,568)    (1,149)       939
Effect Of Exchange Rate Changes On Cash ........................         --        (15)       141
CASH AND CASH EQUIVALENTS, beginning of year ...................     13,328      3,760      2,596
                                                                   --------   --------   --------
CASH AND CASH EQUIVALENTS, end of year .........................   $  3,760   $  2,596   $  3,676
                                                                   ========   ========   ========
     Supplemental Cash Flow Disclosures:
        Income taxes paid ......................................   $  5,620   $  2,326   $    767
        Interest paid ..........................................   $     10   $    224   $     94

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

Basis of Presentation
---------------------

     The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of total revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation
----------------------------

     The consolidated financial statements include the accounts of the Company and its greater than 50% owned subsidiaries. The earnings in consolidated subsidiaries are recorded net of minority interests. Investments in 20%- through 50%-owned affiliated companies in which the Company exercises significant influence over operating and financial affairs are included under the equity method of accounting. Otherwise, investments are included at cost. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation
----------------------------

     The Company follows Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation" when translating its foreign subsidiaries' accounts into U.S. dollars. All assets and liabilities are translated at the current exchange rate while stockholders' equity accounts are translated at the appropriate historical rate. Revenues and expenses are translated at the current exchange rate in effect at the time of the transaction. Gains and losses on transactions denominated in other than the functional currency of an operation are reflected in other income on the accompanying statements of operations.

Cash and Cash Equivalents
-------------------------

     The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.

Investments (in thousands)
--------------------------

     Investments as of December 31, 2000 and 2001 consisted of U.S. Government and tax-exempt municipal securities that mature within one year. As of December 31, 2000 and 2001, $24,744 and $19,093, respectively, were classified as available-for-sale and were recorded at market value, with the change in market value being recorded as a component of stockholders' equity.

Financial Instruments
---------------------

     Financial instruments as of December 31, 2000 and 2001 consist of cash and cash equivalents, investments, receivables, payables, debt, and capital lease obligations, for which the carrying amounts approximate market value.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS No. 133 specifies recognition of all derivative instruments in the balance sheet as assets or liabilities measured at fair value. Derivatives can be specifically designated as hedges. The Company has identified that it has no financial instruments that qualify under the definition in SFAS No. 133.

Fixed Assets (in thousands)
---------------------------

     Fixed assets are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives as follows:

Furniture and fixtures             7 years
Office equipment                   5 years
Computer equipment                 3 years
Leasehold improvements             4-10 years

     Depreciation expense for 1999, 2000, and 2001 was $4,258, $5,841, and $6,189, respectively.

Software Development Costs (in thousands)
-----------------------------------------

     The Company accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

     Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Deferred computer software development costs are amortized, beginning when the product is first available for general release to customers. Periodic amortization is computed on a product-by-product basis at the greater of the amount determined with reference to total estimated revenues to be generated by the product or the amount computed on a straight-line basis with reference to the product's expected life cycle. Product amortization expense for the years ended 2000 and 2001 was $122 and $1,945, respectively. Accumulated amortization as of December 31, 2000 and 2001 was $122 and $2,067, respectively.

     Costs incurred in the search for, or the evaluation of, software product alternatives and for the conceptual formulation and the translation of knowledge into a design are considered research and development expenses and are charged to expense as incurred. Software maintenance costs are also expensed as incurred.

     The Company capitalizes interest on borrowings during the active development of major software products. Capitalized interest is added to the cost of the underlying software product and is amortized along with other capitalized costs of software development. For 2001, the Company capitalized $218 of interest in connection with several software development initiatives. No interest was capitalized during 2000.

Long-Lived Assets
-----------------

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from the use of the assets is less than the carrying value. As of December 31, 2000 and 2001, management evaluated the Company's asset base, under the guidelines established by SFAS No. 121, and believes that no impairment has occurred.

Revenue Recognition
-------------------

     The majority of the Company's revenue is generated from consulting fees. The majority of the Company's consulting contracts are on a time-and-materials basis, although many of the contracts contain initial "not-to-exceed" amounts and Company performance obligations. The Company's remaining consulting contracts are on a fixed-price basis. Revenue is recognized using the percentage of completion method. Consulting contracts generally vary in length from 1 to 36 months.

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

     Revenue from the sale of software license agreements is generally recognized under the residual method at the time of delivery of software products to the customer and when collectibility is probable and there is persuasive evidence of an agreement. Under the residual method, the Company defers revenue on any undelivered product, as indicated by vendor-specific objective evidence, and recognizes the residual amount in the period in which delivery takes place. The Company does not grant its customers a right of return for a full or partial refund on its products. Revenue from all maintenance, hosting, and customer support agreements is recognized ratably over the term of the agreement, generally one year, with the unrecognized portion as of year-end being recorded as deferred revenue. Revenue from professional services and training relating to products are recognized as the services are performed.

Earnings Per Share (EPS)
-----------------------

     Basic earnings per share consists of the weighted average of shares outstanding during the year. Diluted earnings per share consists of the basic weighted average shares outstanding plus the weighted average of common stock equivalents, which consist of stock options outstanding. For the year ended December 31, 2001, the diluted earnings per share included only the weighted average shares outstanding, as using the common stock equivalents would be antidilutive because the Company had a loss for the year.

New Accounting Standards
------------------------

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized, but instead, will be subject to periodic impairment testing under a fair value approach. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142, but believes that some amount of its carrying value of goodwill is likely to be impaired under the new provisions.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and Accounting Principles Board (APB) Opinion No. 30. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will apply this guidance prospectively.

Reclassifications
-----------------

     Certain reclassifications were made to prior year amounts to conform to the current year presentation.

2.   Acquisitions (in thousands):

     During 1999, the Company acquired all of the outstanding stock of Merrimac Interactive Media Corp. for a purchase price of $13,500 plus certain other costs. Net assets of Merrimac were $(520). The business combination was accounted for under the purchase method of accounting, in accordance with Accounting Principles Board (APB) Opinion No. 16, "Business Combinations." The excess purchase price over the fair value of the net assets acquired resulted in the recognition of approximately $13,800 of goodwill, which is being amortized over the estimated useful life of 20 years. Amortization expense for 1999, 2000, and 2001 was $340, $706, and $715, respectively.

     In December 2000, the Company formed SAP Learning Solutions ("SAPLS"), a joint venture between RWD and SAP Asia, in which the Company owns a sixty percent interest. The accounts of SAPLS and the results of its operations have been consolidated within these financial statements.

3.   Costs and Estimated Earnings on Contracts in Process (in thousands):

                                                                                   As of December 31,
                                                                                   ------------------
                                                                                    2000       2001
                                                                                   -------    -------
Cost incurred and estimated earnings on uncompleted contracts                      $94,034    $66,322

Less billings to date on uncompleted contracts                                      86,663     61,356
                                                                                   -------    -------
     Net unbilled revenues                                                          $7,371     $4,966
                                                                                   =======    =======

Included in the accompanying consolidated balance sheets under the following captions:

     Costs and estimated earnings in excess of billings on uncompleted contracts   $10,273     $7,753

     Billings in excess of costs and estimated earnings on uncompleted contracts     2,902      2,787
                                                                                   -------    -------
         Net unbilled revenues                                                      $7,371     $4,966
                                                                                   =======    =======

     Generally, contracts provide for the billing of costs incurred and estimated fees on a monthly basis. Amounts recorded in "costs and estimated earnings in excess of billings on uncompleted contracts" in the accompanying consolidated financial statements will be billed within twelve months of the balance sheet date.

4.   Software Development and Other Assets (in thousands):

The components are as follows:

                                                 As of December 31,
                                                 ------------------
                                                  2000        2001
                                                 ------      ------
Unamortized software development costs           $1,174      $6,441
Other                                               892       1,431
                                                  -----      ------
                                                 $2,066      $7,872
                                                 ======      ======

5.   Line of Credit (in thousands):

     The Company has a revolving line of credit agreement with a commercial bank that is intended for working capital purposes. The unsecured line is for $10,000 with a sub-limit of up to $3,000 for the issuance of standby letters of credit, and expires May 31, 2003. Interest is payable monthly in arrears at a rate equivalent to the bank's 30-day LIBOR rate plus 1.2 percent. Under the terms of the current loan agreement, availability is limited to $7,500 until such time as the Company achieves positive cash flow on a year to date basis. During 2000, the Company drew on the credit line in all months except February. The weighted average interest rate for 2000 was 7.3 percent and the highest balance outstanding was $8,986. During 2001, the Company drew on the line in each month and the highest balance outstanding was $4,078. The weighted average interest rate for 2001 was 4.8 percent. There was no outstanding balance on this credit line as of December 31, 2000 or 2001, and the Company was in compliance with all financial covenants under the loan agreement.

     In addition, the Company's majority-owed subsidiary, SAPLS, has a 5,000 Singapore dollar (SGD) revolving credit facility with a major bank intended for general working capital requirements. The loan is secured by a SGD3,000 standby letter of credit provided by the Company and a SGD2,000 corporate guaranty provided by the Company's joint venture partner. As of December 31, 2001, $717 was outstanding under this line of credit.

     Including the letter of credit securing the loan for SAPLS described above, the Company has approximately $2,500 in outstanding letters of credit as of December 31, 2001.

6.   Long-term Debt (in thousands):

     The components of long-term debt as of December 31, 2000 and 2001 are as follows:

                         December 31,
                            2001
                       Interest Rates   Maturities    2000    2001
                       --------------   -----------   ----   ------
Note payable                    5.00%      Jan 2011   $532   $  660
Note payable                    5.25%      Apr 2007     --    2,000
Capital leases           7.00 - 7.50%   2002 - 2006     75       39
                                                      ----   ------
                                                       607    2,699
Less current portion                                    57      300
                                                      ----   ------
                                                      $550   $2,399
                                                      ====   ======

     In September 1997, the Maryland Department of Business and Economic Development made a conditional loan of $1,272 to the Company to assist in the expansion of its world headquarters in Columbia, Maryland. A portion of this loan was forgivable under certain employment targets set forth in the loan agreement for each year after the initial disbursement of funds. Interest accrues at 5 percent per year on the unforgiven balances, which is then added to the unforgiven loan balance as of March 31, 2002 to determine the outstanding balance payable under the promissory note. The total amount of $660 is payable over nine years and matures on January 1, 2011. Payments of principal, and interest at a fixed rate of 5 percent, are due quarterly beginning April 1, 2002.

     In October 2001, the Company signed a promissory note and loan agreement in the amount of $2,000 with a local bank. During the first six months of the loan, interest-only payments are due monthly. Beginning May 11, 2002, monthly payments of $40 are payable over 60 months. The interest rate on this loan as of December 31, 2002 was at the bank's prime rate plus 0.5 percent.

     Annual maturities of all long-term debt are as follows:

     Year Ended December 31,           Amount
                                       ------
     2002                              $  300
     2003                                 434
     2004                                 459
     2005                                 494
     2006                                 530
     2007 and thereafter                  482
                                       ------
                                       $2,699
                                       ======

7.   Accrued Payroll & Other (in thousands):

     The components of accrued payroll and other are as follows:

                                                  As of December 31,
                                                  ------------------
                                                   2000       2001
                                                  ------     ------
     Payroll and related withholding              $4,583     $4,129
     Unearned revenue                                106      1,332
     Other                                         2,822      1,657
                                                  ------     ------
                                                  $7,511     $7,118
                                                  ======     ======

8.   Business Segments (in thousands):

     The Company believes it has reportable operating segments, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has identified three distinct operating segments:
Enterprise Systems, Performance Solutions, and Latitude360.

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

                                                               For the Year Ended December 31,
                                                               -------------------------------
                                                                 1999       2000       2001
                                                               --------   --------   --------
Revenue (all external):
    Enterprise Systems                                         $ 37,255   $ 46,895   $ 47,849
    Performance Solutions                                        45,083     49,103     39,788
    Latitude360                                                  42,095     38,312     29,799
                                                               --------   --------   --------
Total Revenue                                                  $124,433   $134,310   $117,436
                                                               ========   ========   ========

Gross Profit (Loss):
    Enterprise Systems                                         $  6,331   $ 12,825   $  9,534
    Performance Solutions                                        13,479     13,773      6,273
    Latitude360                                                   9,599      6,322     (1,053)
                                                               --------   --------   --------
Total Gross Profit                                             $ 29,409   $ 32,920   $ 14,754
                                                               ========   ========   ========

Depreciation and Amortization Expense Allocated to Segments:
    Enterprise Systems                                         $  1,067   $  1,446   $  2,329
    Performance Solutions                                           799        941      1,763
    Latitude360                                                   1,120      1,704      1,798
                                                               --------   --------   --------
Total Allocated to Segments                                       2,986      4,091      5,890
Amount not Allocated to Segments                                  1,612      2,578      2,959
                                                               --------   --------   --------
Total Depreciation and Amortization Expense                    $  4,598   $  6,669   $  8,849
                                                               ========   ========   ========

Revenue (by geography):
    United States                                              $112,212   $121,301   $103,396
    Non-United States                                            12,221     13,009     14,040
                                                               --------   --------   --------
Total Revenue                                                  $124,433   $134,310   $117,436
                                                               ========   ========   ========

Significant Clients
-------------------

     Automotive industry clients generated an aggregate of 37.5 percent, 36.8 percent, and 32.2 percent of total revenue in 1999, 2000, and 2001, respectively. Petroleum-chemical clients generated an aggregate of 6.3 percent,
7.8 percent, and 9.6 percent of total revenue in 1999, 2000, and 2001, respectively. Food and beverage industry clients generated an aggregate of 8.3 percent and 7.7 percent of the Company's total revenue in 2000 and 2001, respectively. Sales to one client during 1999, 2000, and 2001 were approximately
20.4 percent, 18.6 percent, and 17.8 percent, respectively, of total revenue. Sales to another client were approximately 10.9 percent, 14.0 percent, and 9.1 percent of total revenue in 1999, 2000, and 2001, respectively. No other client represented more than 10 percent of the Company's total revenue in any of these periods.

9.   Commitments and Contingencies (in thousands):

Commitments
-----------

     The Company leases office facilities under various operating leases that expire through November 2011. The leases require the Company to pay for a portion of common area maintenance expenses and real estate taxes. Rent expense was $4,369, $5,318, and $5,262 in 1999, 2000, and 2001, respectively. During
2001, the Company entered into two operating leases for furniture and computer equipment for its new facility on the campus of the University of Maryland, Baltimore County

     Future minimum lease commitments as of December 31, 2001 for all leases having an initial or remaining non-cancelable lease term in excess of one year are as follows:

                                                            Operating
Year Ending December 31,                                      Leases
------------------------                                    ---------
       2002                                                  $6,645
       2003                                                   6,491
       2004                                                   3,228
       2005                                                   2,286
       2006                                                   1,840
       2007 and thereafter                                    8,178

     The Company has entered into employment agreements with five key employees, which contain restrictions on the employees' ability to compete with the Company following termination of their employment. The Company is currently negotiating employment agreements with two additional key employees.

Litigation
----------

     The Company is party to litigation from time to time arising in the ordinary course of its business. It is management's opinion, after consultation with its legal counsel, that none of the outcomes of known claims, whether individually or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

10.  Stock Options and Purchase Plans (in thousands, except per share data):

     The Company's Amended and Restated Employee Equity Participation Plan (the "Equity Plan"), was originally adopted on January 1, 1989. A total of 4.065 million shares of the Company's Common Stock were reserved for issuance upon the exercise of options granted under the Equity Plan. The Equity Plan expired on January 1, 1999; however, as of December 31, 2001, approximately 1.5 million options remained outstanding but unexercised under this plan. On March 6, 1998, the Company's Board of Directors adopted the Company's 1998 Omnibus Stock Incentive Plan (the "Omnibus Plan"). The Omnibus Plan originally reserved 2.0 million shares of the Company's Common Stock to be awarded as options. On April 6, 2000, the Company's shareholders approved an amendment to the Omnibus Plan to reserve an additional 3.5 million shares. As of December 31, 2001, there were approximately 4.0 million options outstanding and unexercised under the Omnibus Plan. The options granted to employees under these plans vest over periods of three to five years. All options generally vest evenly over the vesting period. Options have been granted with expiration dates that vary from ten years following the date of grant to ten years after the first vesting date. In addition, all options expire within thirty days of any individual employee's termination of employment, except in the case of retirement. In that event, the options expire twelve months following the employee's retirement date. The options granted to non-employee directors vest ratably over a three-year period, beginning one year after grant, and expire ten years after the date of grant. The Company has also granted stock options to certain key employees with accelerated vesting.

     The Company accounts for its stock-based compensation plans as permitted by SFAS Statement No. 123, "Accounting for Stock-Based Compensation," which allows the Company to follow APB No. 25, "Accounting for Stock Issued to Employees" and recognize no compensation cost for options granted at fair market value. The Company has computed, for disclosure purposes, the value of all compensatory options granted during 1999, 2000, and 2001, using the Black-Scholes option pricing model. The following assumptions were used for grants:

                                           For the Year Ended December 31,
                                       -----------------------------------------
                                         1999           2000           2001
                                       --------       --------        --------
Risk-free interest rate (range)        4.8%-6.5%      5.0%-6.7%       4.5%-5.4%
Expected dividend yield                   0.0  %         0.0  %         0.0   %
Expected lives                         5-7 years      3-5 years       3-5 years
Expected volatility                      57.0  %        74.0  %         78.9  %

     Options were assumed to be exercised upon vesting for the purposes of this valuation. Adjustments were also made for options assumed forfeited prior to vesting. Had compensation costs for compensatory options been determined consistent with SFAS No. 123, the Company's reported net income (loss) and earnings (loss) per share information reflected on the accompanying consolidated operating statements would have been reduced to the following "as adjusted" amounts:

                                     For the Year Ended December 31,
                                    -------------------------------

                                        1999     2000      2001
                                       ------   ------   --------

Net Income (Loss):
     As reported                       $5,068   $4,592   $ (9,718)
     As adjusted                        2,425    2,057    (13,707)

Diluted Earnings (Loss) Per Share:
     As reported                        $0.33   $ 0.30   $  (0.64)
     As adjusted                         0.16     0.13      (0.90)

Basic Earnings (Loss) Per Share:
     As reported                        $0.34   $ 0.31   $  (0.64)
     As adjusted                         0.16     0.14      (0.90)

     The following table summarizes all stock option and purchase right activity during 1999, 2000, and 2001.

                                        Number of Shares
                                        ----------------


                                        Key Party
                                         Option      Employee    Exercise Price
                                        Agreements    Plan         Per Share
                                        ----------   --------   ------------------
Outstanding as of December 31, 1998         1          3,556    $0.67    -   24.00
      Granted                              --          1,582     6.75    -   10.00
      Exercised                            --           (365)    0.67    -   19.75
      Terminated                           --           (283)    0.83    -   24.00
                                          ---         ------

Outstanding as of December 31, 1999         1          4,490     0.67    -   24.00
      Granted                              --          1,732     3.13    -    9.00
      Exercised                            --           (290)    0.67    -    6.00
      Terminated                           --         (1,012)    1.00    -   24.00
                                          ---         ------

Outstanding as of December 31, 2000         1          4,920     0.67    -   24.00
      Granted                              --          1,661     2.20    -    4.31
      Exercised                            --           (132)    0.67    -    1.00
      Terminated                           --           (883)    0.83    -   24.00
                                           --         ------
Outstanding as of December 31, 2001         1          5,566     0.67    -   24.00
                                          ===         ======

     The number of options exercisable as of December 31, 1999, 2000, and 2001 were 1,109, 1,531, and 2,247, respectively. The weighted average fair value of options granted for the years ended December 31, 1999, 2000, and 2001 was $5.16, $2.52, and $1.69, respectively. These fair values were calculated using the Black-Scholes option pricing model.

     The following table summarizes information about fixed stock options outstanding as of December 31, 2001.

                                           Options Outstanding                           Options Exercisable
                        -----------------------------------------------------  -------------------------------------
                             Number                                                  Number
                         Outstanding at   Weighted Average       Weighted        Exercisable at       Weighted
  Range of Exercise       December 31,        Remaining           Average         December 31,         Average
       Prices                2001          Contractual Life    Exercise Price         2001         Exercise Price
---------------------   ---------------   -----------------    --------------   ---------------   ----------------
 $ 0.67    -     1.00          422              4.21 years        $ 0.89              422             $ 0.89
   2.20    -     6.75        3,177              8.65                3.64              775               4.62
   7.25    -    13.00        1,032              7.88                8.39              446               8.69
  17.38    -    24.00          935              7.27               18.52              604              18.53
                             -----                                                  -----
   0.67    -    24.00        5,566              7.94                6.81            2,247               8.47
                             =====                                                  =====

     The Company has approved an employee stock purchase plan (the "Stock Purchase Plan"). The Stock Purchase Plan qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. All regular full-time employees of the Company (including officers), and all other employees whose customary employment is for more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Directors who are not employees are not eligible. A maximum of four hundred seventy-five thousand shares of the Company's Common Stock were reserved for issuance under the Stock Purchase Plan. Participants are permitted to withhold up to 10 percent of eligible compensation. A participant can purchase no more than two thousand shares of stock. The purchase price of stock is 85 percent of the fair market value of the Company's Common Stock on the first or last business day of the offering period, whichever is lower. Offering periods run for consecutive six-month periods, with the current offering period ending April 30, 2002. As of December 31, 2001, approximately seventy-eight shares remained available for sale.

     A summary of the Stock Purchase Plan is as follows:

Offering period      Began              Ended           Shares Purchased   Exercise Price
---------------   ----------------   ----------------   ----------------   --------------
       1          April 16, 1998     October 31, 1998          38             $15.81
       2          November 1, 1998   April 30, 1999            45              13.71
       3          May 1, 1999        October 31, 1999          75               6.91
       4          November 1, 1999   April 30, 2000            66               6.69
       5          May 1, 2000        October 31, 2000          68               5.92
       6          November 1, 2000   April 30, 2001            97               2.98
       7          May 1, 2001        October 31, 2001          86               1.87
       8          November 1, 2001   April 30, 2002            --                 --

11.  Retirement Savings Plan (in thousands):

     The Company has a retirement savings plan (401(k) plan) whereby employees may contribute up to the limits established by the Internal Revenue Service. The Company, at the discretion of the Board of Directors, may choose to match employee contributions in cash up to 15 percent of each employee's compensation. Employees have the option to invest their contributions and the Company's matching amounts in up to ten different funds at the employee's discretion. RWD Company Stock is not available as a 401(k) plan investment alternative. The Company's contribution expense net of forfeitures during 1999, 2000, and 2001 was $1,816, $897, and $751, respectively.

12.  Income Taxes (in thousands):

     The Company incurred a net operating loss for the year ended December 31, 2001, a portion of which will be carried back to obtain refunds of prior income taxes paid. The remaining tax-based net operating loss of approximately $9,200 will be carried forward and will expire in the year 2022. Because realization of the net operating loss is not assured beyond a reasonable doubt, a valuation allowance has been recorded against the remaining net deferred tax assets. The provisions for income taxes were as follows:

                                                  For the Year Ended December 31,
                                                  -------------------------------
                                                     1999     2000     2001
                                                    ------   ------   -------
Current:
    Federal                                         $3,375   $2,192   $(2,725)
    State                                              708      553      (212)
Deferred:
    Federal                                           (872)    (165)   (1,918)
    State                                             (170)     (42)     (322)
                                                    ------   ------   -------

Total provision for (benefit from) taxes before
    valuation allowance                              3,041    2,538    (5,177)

Less valuation allowance                                --       --     1,822
                                                    ------   ------   -------

Total provision for (benefit from) taxes            $3,041   $2,538   $(3,355)
                                                    ======   ======   =======

     The statutory federal income tax rate, reconciled to the effective tax rate provision is as follows:

                                                       For the Year Ended December 31,
                                                       -------------------------------
                                                          1999     2000     2001
                                                         ------   ------   -------
Statutory federal income tax rate (34%)                  $2,757   $2,424   $(4,679)

State income taxes, net of federal income tax effect        467      376      (445)

Other                                                      (183)    (262)      (53)
                                                         ------   ------   -------

       Total provision for (benefit from) taxes           3,041    2,538    (5,177)

       Less valuation allowance                              --       --     1,822
                                                         ------   ------   -------

       Total provision for (benefit from) taxes          $3,041   $2,538   $(3,355)
                                                         ======   ======   =======

     Temporary differences arise between the financial reporting and income tax basis carrying amounts of assets and liabilities, which gives rise to deferred income taxes. The Company's deferred taxes as of December 31, 2000 and 2001, and the elements of the deferred taxes are as follows:
                                                            As of December 31,
                                                            ------------------
                                                             2000       2001
                                                            -------   -------
Current Deferred Taxes:
     Deferred tax assets:
         Accrued compensation                               $   696   $   639
         Allowance for bad debts                                129       294
         Other                                                   --        47
         Deferred rent credits                                  139        92
         Net operating loss                                      --     3,427
                                                            -------   -------
         Deferred tax assets before valuation allowance         964     4,499
         Valuation allowance                                     --    (1,822)
                                                            -------   -------
             Deferred tax assets                                964     2,677
                                                            -------   -------

     Deferred tax liabilities:
         Prepaid expenses                                       (35)      (42)
                                                            -------   -------
             Deferred tax liabilities                           (35)      (42)
                                                            -------   -------

                  Net current deferred tax assets           $   929   $ 2,635
                                                            =======   =======

Noncurrent Deferred Taxes:
     Deferred tax assets:
         Business expansion costs                           $    23   $    30
         Minimum tax credit carryforward                         --       274
         Minority interest                                       --       312
                                                            -------   -------
         Deferred tax assets                                     23       616
                                                            -------   -------

     Deferred tax liabilities:
         Depreciation and amortization                       (1,370)   (3,250)
                                                            -------   -------

                  Net noncurrent deferred tax liabilities   $(1,347)  $(2,634)
                                                            =======   =======

13.  Selected Quarterly Financial Data (Unaudited):

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2000 and 2001.

                                                                        For the Quarter Ended
                                  ---------------------------------------------------------------------------------------
                                  March 31, June 30,   Sept. 30,   Dec. 31,   March 31,   June 30,   Sept. 30,   Dec. 31,
                                  --------  --------   ---------   --------   ---------   --------   ---------   --------
                                    2000     2000        2000        2000       2001        2001       2001       2001
                                  -------   -------     -------    --------   --------    --------   --------    --------
                                                          (In thousands, except  per share data)
Operating Statement Data:
   Revenue ....................   $30,814   $33,527     $35,670     $34,299   $ 30,050    $30,418    $28,887     $28,081
   Cost of revenue ............    23,966    25,280      26,296      25,848     24,965     26,155     26,285      25,277
                                  ---------------------------------------------------------------------------------------
   Gross profit ...............     6,848     8,247       9,374       8,451      5,085      4,263      2,602       2,804
   Selling, general and
     administrative expenses ..     6,247     6,813       7,078       6,262      6,455      7,264      8,025       7,108
                                  ---------------------------------------------------------------------------------------
   Operating income (loss) ....       601     1,434       2,296       2,189     (1,370)    (3,001)    (5,423)     (4,304)
   Other income ...............       255       228          96          31        208        222        175         420
                                  ---------------------------------------------------------------------------------------
   Income (loss) before taxes .       856     1,662       2,392       2,220     (1,162)    (2,779)    (5,248)     (3,884)
   Provision for (benefit from)
     income taxes .............       317       615         885         721       (546)    (1,179)    (1,630)         --
                                  ---------------------------------------------------------------------------------------
   Net Income (loss) ..........   $   539   $ 1,047     $ 1,507     $ 1,499   $   (616)   $(1,600)   $(3,618)    $(3,884)
                                  =======================================================================================

     Earnings (loss) per share:
       Diluted calculation ....   $  0.04   $  0.07     $  0.10     $  0.10   $  (0.04)   $ (0.10)   $ (0.24)    $ (0.25)
                                  ======================================================================================
       Basic calculation ......   $  0.04   $  0.07     $  0.10     $  0.10   $  (0.04)   $ (0.10)   $ (0.24)    $ (0.25)
                                  ======================================================================================
     Weighted average shares
       outstanding:
       Diluted calculation ....    15,404    15,260      15,706      15,702     15,151     15,262     15,294      15,301
                                  ======================================================================================
       Basic calculation ......    14,757    14,912      15,012      15,093     15,151     15,262     15,294      15,301
                                  ======================================================================================

14.  Subsequent Events:

     On March 9, 2002, the President of the United States signed into law the "Job Creation and Worker Assistance Act of 2002." This law contains a provision that extends the corporate tax loss carryback period from two to five years, retroactive for tax years ending in 2001.

     As indicated in Note #12 to these financial statements, a portion of the Company's net operating loss for the year ended December 31, 2001 was to be carried forward to 2002 and thereafter under the tax laws existing as of December 31, 2001. Because realization of the loss carried over to 2002 was not assured, a valuation allowance was recorded against the remaining net deferred tax assets as of December 31, 2001. As a result of the passage of this law allowing the remaining net operating loss to be carried back up to five years, the Company believes that the realization of the remaining deferred tax asset is reasonably assured, and will eliminate the valuation allowance on the deferred tax asset in the quarter ending March 31, 2002.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

RWD Technologies, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of RWD Technologies, Inc. (a Maryland corporation) included in this Form 10-K and have issued our report thereon dated March 21, 2002. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


/s/ Arthur Andersen LLP
-----------------------

Baltimore, Maryland
March 21, 2002

                             RWD Technologies, Inc.
                 Schedule II - Valuation and Qualifying Accounts
              For the Years Ended December 31, 1999, 2000 and 2001
                                 (In thousands)

                                       Balance as of                             Balance as of
                                         Beginning     Charges to                   End of
  Allowance for Doubtful Accounts        of Period       Expense    Deductions      Period
  -------------------------------      -------------   ----------   ----------   -------------

Year ended December 31, 1999               $239          $1,639       $1,639        $  239

Year ended December 31, 2000                239             297          191           345

Year ended December 31, 2001                345           3,724        3,316           753

Valuation Allowance for Income Taxes
------------------------------------

Year ended December 31, 2001               $  0          $1,822       $    0        $1,822

EXHIBIT 3.02

                             RWD TECHNOLOGIES, INC.

                          AMENDED AND RESTATED BY-LAWS

                                    ARTICLE I

                                  STOCKHOLDERS

     SECTION 1.01. Annual Meeting. The Corporation shall hold an annual meeting of its stockholders to elect directors and transact any other business within its powers, either at 10:00 a.m. on the last Thursday of May in each year if not a legal holiday, or at such other time on such other day falling on or before the 30th day thereafter as shall be set by the Board of Directors. Except as the Charter or statute provides otherwise, any business may be considered at an annual meeting without the purpose of the meeting having been specified in the notice. Failure to hold an annual meeting does not invalidate the Corporation's existence or affect any otherwise valid corporate acts.

     SECTION 1.02. Special Meeting. At any time in the interval between annual meetings, a special meeting of the stockholders may be called by the Chairman of the Board or the President or by a majority of the Board of Directors by vote at a meeting or in writing (addressed to the Secretary of the Corporation) with or without a meeting. Subject to the procedures set forth in Section 1.12, special meetings of the stockholders shall be called by the Secretary at the request of the stockholders only on the written request of stockholders entitled to cast at least a majority of all the votes entitled to be cast at the meeting. A request for a special meeting shall state the purpose of the meeting and the matters proposed to be acted on at it. Unless the Board of Directors determines otherwise, no matters other than those contained in the Corporation's notice of a special meeting shall be acted upon at such meeting. The Secretary shall inform the stockholders who make the request of the reasonably estimated costs of preparing and mailing a notice of the meeting and, on payment of these costs to the Corporation, notify each stockholder entitled to notice of the meeting. The Board of Directors shall have sole power to fix the date and time of the special meeting. Unless requested by stockholders entitled to cast a majority of all the votes entitled to be cast at the meeting, a special meeting need not be called to consider any matter which is substantially the same as a matter voted on at any special meeting of stockholders held in the preceding 12 months.

     SECTION 1.03. Place of Meetings. Meetings of stockholders shall be held at such place in the United States as is set from time to time by the Board of Directors.

     SECTION 1.04. Notice of Meetings; Waiver of Notice. Not less than ten nor more than 90 days before each stockholders' meeting, the Secretary shall give written notice of the meeting to each stockholder entitled to vote at the meeting and each other stockholder entitled to notice of the meeting. The notice shall state the time and place of the meeting and, if the meeting is a special meeting or notice of the purpose is required by statute, the purpose of the meeting. Notice is given to a stockholder when it is personally delivered to him or her, left at his or her residence or usual place of business, or mailed to him or her at his or her address as it appears on the records of the Corporation. Notwithstanding the foregoing provisions, each person who is entitled to notice waives notice if he or she before or after the meeting signs a waiver of the notice which is filed with the records of stockholders' meetings, or is present at the meeting in person or by proxy.

     SECTION 1.05. Quorum; Voting. Unless statute or the Charter provides otherwise, at a meeting of stockholders the presence in person or by proxy of stockholders entitled to cast a majority of all the votes entitled to be cast at the meeting constitutes a quorum, and a majority of all the votes cast at a meeting at which a quorum is present is sufficient to approve any matter which properly comes before the meeting, except that a plurality of all the votes cast at a meeting at which a quorum is present is sufficient to elect a director.

     SECTION 1.06. Adjournments. Whether or not a quorum is present, a meeting of stockholders convened on the date for which it was called may be adjourned from time to time without further notice by a majority vote of the stockholders present in person or by proxy to a date not more than 120 days after the original record date. Any business which might have been transacted at the meeting as originally notified may be deferred and transacted at any such adjourned meeting at which a quorum shall be present.

     SECTION 1.07. General Right to Vote; Proxies. Unless the Charter provides for a greater or lesser number of votes per share or limits or denies voting rights, each outstanding share of stock, regardless of class, is entitled to one vote on each matter submitted to a vote at a meeting of stockholders. In all elections for directors, each share of stock may be voted for as many individuals as there are directors to be elected and for whose election the share is entitled to be voted. A stockholder may vote the stock the stockholder owns of record either in person or by proxy. A stockholder may sign a writing authorizing another person to act as proxy. Signing may be accomplished by the stockholder or the stockholder's authorized agent signing the writing or causing the stockholder's signature to be affixed to the writing by any reasonable means, including facsimile signature. A stockholder may authorize another person to act as proxy by transmitting, or authorizing the transmission of, a telegram, cablegram, datagram, or other means of electronic transmission to the person authorized to act as proxy or to a proxy solicitation firm, proxy support service organization, or other person authorized by the person who will act as proxy to receive the transmission. Unless a proxy provides otherwise, it is not valid more than 11 months after its date. A proxy is revocable by a stockholder at any time without condition or qualification unless the proxy states that it is irrevocable and the proxy is coupled with an interest. A proxy may be made irrevocable for so long as it is coupled with an interest. The interest with which a proxy may be coupled includes an interest in the stock to be voted under the proxy or another general interest in the Corporation or its assets or liabilities.

     SECTION 1.08. List of Stockholders. At each meeting of stockholders, a full, true and complete list of all stockholders entitled to vote at such meeting, showing the number and class of shares held by each and certified by the transfer agent for such class or by the Secretary, shall be furnished by the Secretary.

     SECTION 1.09. Conduct of Business. Nominations of persons for election to the Board of Directors and the proposal of business to be considered by the stockholders may be made at an annual meeting of stockholders (a) pursuant to the Corporation's notice of meeting, (b) by or at the direction of the Board of Directors or (c) by any stockholder of the Corporation (i) who was a stockholder of record at the time of giving notice(s) provided for in Section 1.12, (ii) who is entitled to vote at the meeting and (iii) who complied with the notice(s) procedures set forth in Section 1.12. The proposal of business to be considered by the stockholders may be made at a special meeting of stockholders only pursuant to the Corporation's notice of meeting. Nominations of persons for election to the Board of Directors may be made at a special meeting of stockholders (a) only pursuant to the Corporation's notice of meeting, (b) by or at the direction of the Board of Directors or (c) by any stockholder of the Corporation (i) who was a stockholder of record at the time of giving notice provided for in Section 1.12, (ii) who is entitled to vote at the meeting and
(iii) who complied with the notice procedures set forth in Section 1.12. The chairman of the meeting shall have the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made in accordance with the procedures set forth in Section 1.12 and this Section and, if any proposed nomination or business is not in compliance with Section 1.12 and this Section, to declare that such defective nomination or proposal be disregarded.

     SECTION 1.10. Conduct of Voting. At all meetings of stockholders, unless the voting is conducted by inspectors, the proxies and ballots shall be received, and all questions touching the qualification of voters and the validity of proxies, the acceptance or rejection of votes and procedures for the conduct of business not otherwise specified by these By-Laws, the Charter or law, shall be decided or determined by the chairman of the meeting. If demanded by stockholders, present in person or by proxy, entitled to cast 10% in number of votes entitled to be cast, or if ordered by the chairman, the vote upon any election or question shall be taken by ballot and, upon like demand or order, the voting shall be conducted by two inspectors, in which event the proxies and ballots shall be received, and all questions touching the qualification of voters and the validity of proxies and the acceptance or rejection of votes shall be decided, by such inspectors. Unless so demanded or ordered, no vote need be by ballot and voting need not be conducted by inspectors. The stockholders at any meeting may choose an inspector or inspectors to act at such meeting, and in default of such election the chairman of the meeting may appoint an inspector or inspectors. No candidate for election as a director at a meeting shall serve as an inspector thereat.

     SECTION 1.11. Informal Action by Stockholders. Any action required or permitted to be taken at a meeting of stockholders may be taken without a meeting if there is filed with the records of stockholders meetings an unanimous written consent which sets forth the action and is signed by each stockholder entitled to vote on the matter and a written waiver of any right to dissent signed by each stockholder entitled to notice of the meeting but not entitled to vote at it.

     SECTION 1.12. Advance Notice Provisions. For any stockholder proposal to be presented in connection with an annual or special meeting of stockholders of the Corporation, including any proposal relating to the nomination of a director to be elected to the Board of Directors of the Corporation, the stockholders must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a stockholder's notice shall be delivered to or mailed and received by the Secretary at the principal executive offices of the Corporation
(a) in the case of an annual meeting, not more than 120 days and not less than 90 days prior to the earliest of (i) such annual meeting, (ii) the first anniversary of the mailing date of the notice of the preceding year's annual meeting and (iii) the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from such anniversary date, notice by the stockholder must be so delivered not earlier than the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made; and (b) subject to Section 1.02, in the case of a special meeting of stockholders, not later than the close of business on the tenth day following the day on which notice of the date of the special meeting was mailed or public disclosure of the date of the special meeting was made, whichever first occurs. Such stockholder's notice shall set forth (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in connection with solicitations of proxies for election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and of the beneficial owner, if any, on whose behalf the proposal is made; and (c) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, (i) the name and address of such stockholder, as they appear on the Corporation's books, and of such beneficial owner, (ii) the class and number of shares of stock of the Corporation which are owned beneficially and of record by such stockholder and such beneficial owner,
(iii) a description of all arrangements or understandings between such stockholder and any other person or persons (including their names) in connection with such nomination or proposal of such business and (iv) a representation that such stockholder intends to appear in person or by proxy at the meeting to nominate such persons or bring such business before the meeting. If the chairman of a meeting determines that a nomination or other business was not properly brought before the meeting in accordance with the foregoing procedures, the chairman of the meeting shall declare to the meeting that (a) such nomination was defective and such nomination shall be disregarded or (b) such business was not properly brought before the meeting and such business shall not be transacted. No adjournment or postponement of a meeting of stockholders shall commence a new period for the giving of notice of a stockholder proposal hereunder.

                                   ARTICLE II

                               BOARD OF DIRECTORS

     SECTION 2.01. Function of Directors. The business and affairs of the Corporation shall be managed under the direction of its Board of Directors. All powers of the Corporation may be exercised by or under authority of the Board of Directors, except as conferred on or reserved to the stockholders by statute or by the Charter or By-Laws.

     SECTION 2.02. Number of Directors. The Corporation shall have at least three directors; provided that, if there is no stock outstanding, the number of Directors may be less than three but not less than one, and, if there is stock outstanding and so long as there are less than three stockholders, the number of Directors may be less than three but not less than the number of stockholders. The Corporation shall have the number of directors provided in the Charter until changed as herein provided. Two-thirds of the entire Board of Directors may alter the number of directors set by the Charter to not exceeding 25 nor less than the minimum number then permitted herein, but the action may not affect the tenure of office of any director.

     SECTION 2.03. Election and Tenure of Directors. The directors shall be divided into three classes as nearly equal in number as possible. At each successive annual meeting of stockholders, the holders of stock present in person or by proxy at such meeting and entitled to vote thereat shall elect members of each successive class to serve for three year terms and until their successors are elected and qualify. If the number of directors is changed, any increase or decrease shall be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible, and any additional director of any class shall, subject to Section 2.05, hold office for a term that shall coincide with the remaining term of that class, but in no case shall a decrease in the number of directors shorten the term of any incumbent director.

     SECTION 2.04. Removal of Director. Subject to the rights of the holders of any class separately entitled to elect one or more directors, any director, or the entire Board of Directors, may be removed from office at any time, but only for cause and then only by the affirmative vote of the holders of at least 80% of the combined voting power of all classes of shares of capital stock entitled to vote in the election for directors.

     SECTION 2.05. Vacancy on Board. Subject to the rights of the holders of any class of stock separately entitled to elect one or more directors, the stockholders may elect a successor to fill a vacancy on the Board of Directors which results from the removal of a director. A director elected by the stockholders to fill a vacancy which results from the removal of a director serves for the balance of the term of the removed director. Subject to the rights of the holders of any class of stock separately entitled to elect one or more directors, a majority of the remaining directors, whether or not sufficient to constitute a quorum, may fill a vacancy on the Board of Directors which results from any cause except an increase in the number of directors, and a majority of the entire Board of Directors may fill a vacancy which results from an increase in the number of directors. A director elected by the Board of Directors to fill a vacancy serves until the next annual meeting of stockholders and until his successor is elected and qualifies.

     SECTION 2.06. Regular Meetings. After each meeting of stockholders at which directors shall have been elected, the Board of Directors shall meet as soon as practicable for the purpose of organization and the transaction of other business. In the event that no other time and place are specified by resolution of the Board, the President or the Chairman, with notice in accordance with
Section 2.08, the Board of Directors shall meet immediately following the close of, and at the place of, such stockholders' meeting. Any other regular meeting of the Board of Directors shall be held on such date and at any place as may be designated from time to time by the Board of Directors.

     SECTION 2.07. Special Meetings. Special meetings of the Board of Directors may be called at any time by the Chairman of the Board or the President or by one-third of the Board of

Directors by vote at a meeting, or in writing with or without a meeting. A special meeting of the Board of Directors shall be held on such date and at any place as may be designated from time to time by the Board of Directors. In the absence of designation such meeting shall be held at such place as may be designated in the call.

     SECTION 2.08. Notice of Meeting. Except as provided in Section 2.06, the Secretary shall give notice to each director of each regular and special meeting of the Board of Directors. The notice shall state the time and place of the meeting. Notice is given to a director when it is delivered personally to him or her, left at his or her residence or usual place of business, or sent by telegraph, facsimile transmission or telephone, at least 24 hours before the time of the meeting or, in the alternative by mail to his or headdress as it shall appear on the records of the Corporation, at least 72 hours before the time of the meeting. Unless the By-Laws or a resolution of the Board of Directors provides otherwise, the notice need not state the business to be transacted at or the purposes of any regular or special meeting of the Board of Directors. No notice of any meeting of the Board of Directors need be given to any director who attends except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened, or to any director who, in writing executed and filed with the records of the meeting either before or after the holding thereof, waives such notice. Any meeting of the Board of Directors, regular or special, may adjourn from time to time to reconvene at the same or some other place, and no notice need be given of any such adjourned meeting other than by announcement.

     SECTION 2.09. Action by Directors. Unless statute or the Charter or By-Laws requires a greater proportion, the action of a majority of the directors present at a meeting at which a quorum is present is action of the Board of Directors. A majority of the entire Board of Directors shall constitute a quorum for the transaction of business. In the absence of a quorum, the directors present by majority vote and without notice other than by announcement may adjourn the meeting from time to time until a quorum shall attend. At any such adjourned meeting at which a quorum shall be present, any business may be transacted which might have been transacted at the meeting as originally notified. Any action required or permitted to be taken at a meeting of the Board of Directors may be taken without a meeting, if an unanimous written consent which sets forth the action is signed by each member of the Board and filed with the minutes of proceedings of the Board.

     SECTION 2.10. Meeting by Conference Telephone. Members of the Board of Directors may participate in a meeting by means of a conference telephone or similar communications equipment if all persons participating in the meeting can hear each other at the same time. Participation in a meeting by these means constitutes presence in person at a meeting, but shall not constitute attendance for the purpose of compensation pursuant to Section 2.11.

     SECTION 2.11. Compensation. By resolution of the Board of Directors a fixed sum and expenses, if any, for attendance at each regular or special meeting of the Board of Directors or of committees thereof, and other compensation for their services as such or on committees of the Board of Directors, may be paid to directors. Directors who are full-time employees of the Corporation need not be paid for attendance at meetings of the board or committees thereof for which fees are paid to other directors. A director who serves the Corporation in any other capacity also may receive compensation for such other services, pursuant to a resolution of the directors.

     SECTION 2.12. Resignation. Any director may resign at any time by sending a written notice of such resignation to the home office of the Corporation addressed to the Chairman of the Board or the President. Unless otherwise specified herein such resignation shall take effect upon receipt thereof by the Chairman of the Board or the President.

     SECTION 2.13. Presumption of Assent. A director of the Corporation who is present at a meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his dissent or abstention shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof or shall forward such dissent by registered mail to the Secretary of the Corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who votes in favor of such action.

     SECTION 2.14. Advisory Directors. The Board of Directors may by resolution appoint advisory directors to the Board, who may also serve as directors emeriti, and shall have such authority and receive such compensation and reimbursement as the Board of Directors shall provide. Advisory directors or directors emeriti shall not have the authority to participate by vote in the transaction of business.

                                  ARTICLE III.

                                   COMMITTEES

     SECTION 3.01. Committees. The Board of Directors may appoint from among its members an Executive Committee, an Audit Committee, a Compensation Committee, a Technical and Business Review Committee and other committees composed of at least the number of directors required under Maryland General Corporation Law, as in effect from time to time, and delegate to these committees any of the powers of the Board of Directors, except the power to declare dividends or other distributions on stock, elect directors, issue stock other than as provided in the next sentence, recommend to the stockholders any action which requires stockholder approval, amend the By-Laws, or approve any merger or share exchange which does not require stockholder approval. If the Board of Directors has given general authorization for the issuance of stock, a committee of the Board, in accordance with a general formula or method specified by the Board by resolution or by adoption of a stock option or other plan, may fix the terms of stock subject to classification or reclassification and the terms on which any stock may be issued, including all terms and conditions required or permitted to be established or authorized by the Board of Directors.

     SECTION 3.02. Committee Procedure. Each committee may fix rules of procedure for its business. A majority of the members of a committee shall constitute a quorum for the transaction of business and the act of a majority of those present at a meeting at which a quorum is present shall be the act of the committee. The members of a committee present at any meeting, whether or not they constitute a quorum, may appoint a director to act in the place of an absent member. Any action required or permitted to be taken at a meeting of a committee may be taken without a meeting, if an unanimous written consent which sets forth the action is signed by each member of the committee and filed with the minutes of the committee. The members of a committee may conduct any meeting thereof by conference telephone in accordance with the provisions of Section 2.10.

     SECTION 3.03. Emergency. In the event of a state of disaster of sufficient severity to prevent the conduct and management of the affairs and business of the Corporation by its directors and officers as contemplated by the Charter and the By-Laws, any two or more available members of the then incumbent Executive Committee shall constitute a quorum of that Committee for the full conduct and management of the affairs and business of the Corporation in accordance with the provisions of Section 3.01. In the event of the unavailability, at such time, of a minimum of two members of the then incumbent Executive Committee, the available directors shall elect an Executive Committee consisting of any two members of the Board of Directors, whether or not they be officers of the Corporation, which two members shall constitute the Executive Committee for the full conduct and management of the affairs of the Corporation in accordance with the foregoing provisions of this Section. This Section shall be subject to implementation by resolution of the Board of Directors passed from time to time for that purpose, and any provisions of the By-Laws (other than this Section) and any resolutions which are contrary to the provisions of this Section or to the provisions of any such implementary resolutions shall be suspended until it shall be determined by any interim Executive Committee acting under this Section that it shall be to the advantage of the Corporation to resume the conduct and management of its affairs and business under all the other provisions of the By-Laws.

     SECTION 3.04. Audit Committee. The principal functions of the Audit Committee, if one shall be formed, shall include making recommendations to the Board of Directors regarding the annual selection of independent public accountants, reviewing the proposed scope of each annual audit and reviewing the recommendations of the independent public accountants as a result of their audit of the Corporation's financial Statements. In general, the Audit Committee shall perform such duties as are customarily performed by an audit committee of a corporation and shall perform such other duties and have such other powers as are from time to time assigned to it by the Board of Directors.

     SECTION 3.05. Compensation Committee. The principal functions of the Compensation Committee, if one shall be formed, shall include establishing the compensation of officers of the Corporation and to establish and administer the Corporation's compensation programs, including the grant of options under the Corporation's Amended and Restated Equity Participation Plan. In general, the Compensation Committee shall perform such duties as are customarily performed by a compensation committee of a corporation and shall perform such other duties and have such other powers as are from time to time assigned to it by the Board of Directors.

     SECTION 3.06. Technical and Business Review Committee. The principal function of the Technical and Business Review Committee, if one shall be formed, shall be to evaluate of the Corporation's performance in the areas of quality and profitability on material contracts. In general, the Technical and Business Review Committee shall perform such duties as are customarily performed by a technical and business review committee of a corporation and shall perform such other duties and have such other powers as are from time to time assigned to it by the Board of Directors.

                                   ARTICLE IV

                                    OFFICERS

     SECTION 4.01. Executive and Other Officers. The Corporation shall have a Chairman of the Board, a President, one or more Group Vice Presidents, a Secretary, and a Treasurer. The Board of Directors shall designate who shall serve as chief executive officer, who shall have general supervision of the business and affairs of the Corporation, and may designate a chief operating officer, who shall have supervision of the operations of the Corporation; a chief financial officer, who shall have supervision of the financial and accounting functions of the Corporation; and a chief information officer, who shall have supervision of the Corporation's information systems. In the absence of any designation the Chairman of the Board shall serve as chief executive officer and the President shall serve as chief operating officer. The same person may hold the offices of Chairman of the Board and President. The Corporation may also have one or more Vice-Presidents, assistant officers, and subordinate officers as may be established by the Board of Directors. A person may hold more than one office in the Corporation except that no person may serve concurrently as both President and Vice-President of the Corporation. The Chairman of the Board shall be a director; the other officers may be directors.

     SECTION 4.02. Chairman of the Board. The Chairman of the Board shall preside at all meetings of the Board of Directors and of the stockholders at which he or she shall be present. Unless otherwise specified by the Board of Directors, he or she shall be the chief executive officer of the Corporation. In general, he or she shall perform such duties as are customarily performed by the chief executive officer of a corporation and may perform any duties of the President and shall perform such other duties and have such other powers as are from time to time assigned to him or her by the Board of Directors.

     SECTION 4.03. President. Unless otherwise provided by resolution of the Board of Directors, the President, in the absence of the Chairman of the Board, shall preside at all meetings of the Board of Directors and of the stockholders at which he or she shall be present. Unless otherwise specified by the Board of Directors, the President shall be the chief operating officer of the Corporation and perform the duties customarily performed by chief operating officers. He or she may execute, in the name of the Corporation, all authorized deeds, mortgages, bonds, contracts or other instruments, except in cases in which the signing and execution thereof shall have been expressly delegated to some other officer or agent of the Corporation. In general, he or she shall perform such other duties customarily performed by a president of a corporation and shall perform such other duties and have such other powers as are from time to time assigned to him or her by the Board of Directors or the chief executive officer of the Corporation.

     SECTION 4.04. Group Vice-Presidents. The Group Vice-President or Group Vice-Presidents, at the request of the chief executive officer or the President, or in the President's absence or during his or her inability to act, shall perform the duties and exercise the functions of the President, and when so acting shall have the powers of the President. If there be more than one Group Vice-President, the Board of Directors may determine which one or more of the Group Vice-Presidents shall perform any of such duties or exercise any of such functions, or if such determination is not made by the Board of Directors, the chief executive officer, or the President may make such determination; otherwise any of the Group Vice-Presidents may perform any of such duties or exercise any of such functions. Each Group Vice-President shall perform such other duties and have such other powers, and have such additional descriptive designations in their titles (if any), as are from time to time assigned to them by the Board of Directors, the chief executive officer, or the President.

     SECTION 4.05. Secretary. The Secretary shall keep the minutes of the meetings of the stockholders, of the Board of Directors and of any committees, in books provided for the purpose; he or she shall see that all notices are duly given in accordance with the provisions of the By-Laws or as required by law; he or she shall be custodian of the records of the Corporation; he or she may witness any document on behalf of the Corporation, the execution of which is duly authorized, see that the corporate seal is affixed where such document is required or desired to be under its seal, and, when so affixed, may attest the same. In general, he or she shall perform such other duties customarily performed by a secretary of a corporation, and shall perform such other duties and have such other powers as are from time to time assigned to him or her by the Board of Directors, the chief executive officer, or the President.

     SECTION 4.06. Treasurer. The Treasurer, who shall also be the Chief Financial Officer if one shall be elected, shall have charge of and be responsible for all funds, securities, receipts and disbursements of the Corporation, and shall deposit, or cause to be deposited, in the name of the Corporation, all moneys or other valuable effects in such banks, trust companies or other depositories as shall, from time to time, be selected by the Board of Directors; he or she shall render to the President and to the Board of Directors, whenever requested, an account of the financial condition of the Corporation. In general, he or she shall perform such other duties customarily performed by a treasurer of a corporation, and shall perform such other duties and have such other powers as are from time to time assigned to him or her by the Board of Directors, the chief executive officer, or the President.

     SECTION 4.07. Assistant and Subordinate Officers. The assistant and subordinate officers of the Corporation are all officers below the office of Group Vice-President, Secretary, or Treasurer. The assistant or subordinate officers shall have such duties as are from time to time assigned to them by the Board of Directors, the Chief Executive Officer, or the President.

     SECTION 4.08. Election, Tenure and Removal of Officers. The Board of Directors shall elect the officers of the Corporation. The Board of Directors may from time to time authorize any committee or officer to appoint assistant and subordinate officers. Election or appointment of an officer, employee or agent shall not of itself create contract rights. All officers shall be appointed to hold their offices, respectively, during the pleasure of the Board. The Board of Directors (or, as to any assistant or subordinate officer, any committee or officer authorized by the Board) may remove an officer at any time. The removal of an officer does not prejudice any of his or her contract rights. The Board of Directors (or, as to any assistant or subordinate officer, any committee or officer authorized by the Board) may fill a vacancy which occurs in any office for the unexpired portion of the term.

     SECTION 4.09. Compensation. The Board of Directors shall have power to fix the salaries and other compensation and remuneration, of whatever kind, of all officers of the Corporation. No officer shall be prevented from receiving such salary by reason of the fact that he or she is also a director of the Corporation. The Board of Directors may authorize any committee or officer, upon whom the power of appointing assistant and subordinate officers may have been conferred, to fix the salaries, compensation and remuneration of such assistant and subordinate officers.

                                    ARTICLE V

                                DIVISIONAL TITLES

     SECTION 5.01. Conferring Divisional Titles. The Board of Directors may from time to time confer upon any employee of a division of the Corporation the title of President, Vice President, Director, Treasurer or Controller of such division or any other title or titles deemed appropriate, or may authorize the Chairman of the Board or the President to do so. Any such titles so conferred may be discontinued and withdrawn at any time by the Board of Directors, or by the Chairman of the Board or the President if so authorized by the Board of Directors. Any employee of a division designated by such a divisional title shall have the powers and duties with respect to such division as shall be prescribed by the Board of Directors, the Chairman of the Board or the President.

     SECTION 5.02. Effect of Divisional Titles. The conferring of divisional titles shall not create an office of the Corporation under Article IV unless specifically designated as such by the Board of Directors; but any person who is an officer of the Corporation may also have a divisional title.

                                   ARTICLE VI

                                      STOCK

     SECTION 6.01. Certificates for Stock. Each stockholder is entitled to certificates which represent and certify the shares of stock he or she holds in the Corporation. Each stock certificate shall include on its face the name of the Corporation, the name of the stockholder or other person to whom it is issued, and the class of stock and number of shares it represents. It shall be in such form, not inconsistent with law or with the Charter, as shall be approved by the Board of Directors or any officer or officers designated for such purpose by resolution of the Board of Directors. Each stock certificate shall be signed by the Chairman of the Board, the President, or a Vice-President, and countersigned by the Secretary, an Assistant Secretary, the Treasurer, or an Assistant Treasurer. Each certificate may be sealed with the actual corporate seal or a facsimile of it or in any other form and the signatures may be either manual or facsimile signatures. A certificate is valid and may be issued whether or not an officer who signed it is still an officer when it is issued.

     SECTION 6.02. Transfers. The Board of Directors shall have power and authority to make such rules and regulations as it may deem expedient concerning the issue, transfer and registration of certificates of stock; and may appoint transfer agents and registrars thereof. The duties of transfer agent and registrar may be combined.

     SECTION 6.03. Record Dates or Closing of Transfer Books. The Board of Directors may set a record date or direct that the stock transfer books be closed for a stated period for the purpose of making any proper determination with respect to stockholders, including which stockholders are entitled to notice of a meeting, vote at a meeting, receive a dividend, or be allotted other rights. The record date may not be prior to the close of business on the day the record date is fixed nor, subject to Section 1.06, more than 90 days before the date on which the action requiring the determination will be taken; the transfer books may not be closed for a period longer than 20 days; and, in the case of a meeting of stockholders, the record date or the closing of the transfer books shall be at least ten days before the date of the meeting.

     SECTION 6.04. Stock Ledger. The Corporation shall maintain a stock ledger which contains the name and address of each stockholder and the number of shares of stock of each class which the stockholder holds. The stock ledger may be in written form or in any other form which can be converted within a reasonable time into written form for visual inspection. The original or a duplicate of the stock ledger shall be kept at the offices of a transfer agent for the particular class of stock, or, if none, at the principal office in the State of Maryland or the principal executive offices of the Corporation.

     SECTION 6.05. Certification of Beneficial Owners. The Board of Directors may adopt by resolution a procedure by which a stockholder of the Corporation may certify in writing to the Corporation that any shares of stock registered in the name of the stockholder are held for the account of a specified person other than the stockholder. The resolution shall set forth the class of stockholders who may certify; the purpose for which the certification may be made; the form of certification and the information to be contained in it; if the certification is with respect to a record date or closing of the stock transfer books, the time after the record date or closing of the stock transfer books within which the certification must be received by the Corporation; and any other provisions with respect to the procedure which the Board considers necessary or desirable. On receipt of a certification which complies with the procedure adopted by the Board in accordance with this Section, the person specified in the certification is, for the purpose set forth in the certification, the holder of record of the specified stock in place of the stockholder who makes the certification.

     SECTION 6.06. Lost Stock Certificates. The Board of Directors of the Corporation may determine the conditions for issuing a new stock certificate in place of one which is alleged to have been lost, stolen, or destroyed, or the Board of Directors may delegate such power to any officer or officers of the Corporation. In their discretion, the Board of Directors or such officer or officers may refuse to issue such new certificate save upon the order of some court having jurisdiction in the premises.

                                   ARTICLE VII

                                     FINANCE

     SECTION 7.01. Checks, Drafts, Etc. All checks, drafts and orders for the payment of money, notes and other evidences of indebtedness, issued in the name of the Corporation, shall, unless otherwise provided by resolution of the Board of Directors, be signed by the President, a Vice-President or an Assistant Vice-President and countersigned by the Treasurer, an Assistant Treasurer, the Secretary or an Assistant Secretary.

     SECTION 7.02. Annual Statement of Affairs. The President or chief accounting officer shall prepare annually a full and correct statement of the affairs of the Corporation, to include a balance sheet and a financial statement of operations for the preceding fiscal year. The statement of affairs shall be submitted at the annual meeting of the stockholders and, within 20 days after the meeting, placed on file at the Corporation's principal office.

     SECTION 7.03. Fiscal Year. The fiscal year of the Corporation shall be the twelve calendar months period ending December 31 in each year, unless otherwise provided by the Board of Directors.

     SECTION 7.04. Dividends. If declared by the Board of Directors at any meeting thereof, the Corporation may pay dividends on its shares in cash, property, or in shares of the capital stock of the Corporation, unless such dividend is contrary to law or to a restriction contained in the Charter.

     SECTION 7.05. Contracts. To the extent permitted by applicable law, and except as otherwise prescribed by the Charter or these By-Laws with respect to certificates for shares, the Board of Directors may authorize any officer, employee, or agent of the Corporation to enter into any contract or execute and deliver any instrument in the name of and on behalf of the Corporation. Such authority may be general or confined to specific instances.

     SECTION 7.06. Loans. No loans shall be contracted on behalf of the Corporation and no evidence of indebtedness shall be issued in its name unless authorized by the Board of Directors. Such authority may be general or confined to specific instances.

     SECTION 7.07. Deposits. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in any of its duly authorized depositories as the Board of Directors may select.

                                  ARTICLE VIII

                                 INDEMNIFICATION

     SECTION 8.01. Procedure. Any indemnification, or payment of expenses in advance of the final disposition of any proceeding, shall be made promptly, and in any event within 60 days, upon the written request of the director or officer entitled to seek indemnification (the "Indemnified Party"). The right to indemnification and advances hereunder shall be enforceable by the Indemnified Party in any court of competent jurisdiction, if (i) the Corporation denies such request, in whole or in part, or (ii) no disposition thereof is made within 60 days. The Indemnified Party's costs and expenses incurred in connection with successfully establishing his or her right to indemnification, in whole or in part, in any such action shall also be reimbursed by the Corporation. It shall be a defense to any action for advance for expenses that (a) a determination has been made that the facts then known to those making the determination would preclude indemnification or (b) the Corporation has not received both (i) an undertaking as required by law to repay such advances in the event it shall ultimately be determined that the standard of conduct has not been met and (ii) a written affirmation by the Indemnified Party of such Indemnified Party's good faith belief that the standard of conduct necessary for indemnification by the Corporation has been met.

     SECTION 8.02. Exclusivity, Etc. The indemnification and advance of expenses provided by the Charter and these By-Laws shall not be deemed exclusive of any other rights to which a person seeking indemnification or advance of expenses may be entitled under any law (common or statutory), or any agreement, vote of stockholders or disinterested directors or other provision that is consistent with law, both as to action in his or her official capacity and as to action in another capacity while holding office or while employed by or acting as agent for the Corporation, shall continue in respect of all events occurring while a person was a director or officer after such person has ceased to be a director or officer, and shall inure to the benefit of the estate, heirs, executors and administrators of such person. All rights to indemnification and advance of expenses under the Charter of the Corporation and hereunder shall be deemed to be a contract between the Corporation and each director or officer of the Corporation who serves or served in such capacity at any time while this By-Law is in effect. Nothing herein shall prevent the amendment of this By-Law, provided that no such amendment shall diminish the rights of any person hereunder with respect to events occurring or claims made before its adoption or as to claims made after its adoption in respect of events occurring before its adoption. Any repeal or modification of this By-Law shall not in any way diminish any rights to indemnification or advance of expenses of such director or officer or the obligations of the Corporation arising hereunder with respect to events occurring, or claims made, while this By-Law or any provision hereof is in force.

     SECTION 8.03. Severability; Definitions. The invalidity or unenforceability of any provision of this Article VIII shall not affect the validity or enforceability of any other provision hereof. The phrase "this By-Law" in this
Article VIII means this Article VIII in its entirety.

                                   ARTICLE IX

                                SUNDRY PROVISIONS

     SECTION 9.01. Books and Records. The Corporation shall keep correct and complete books and records of its accounts and transactions and minutes of the proceedings of its stockholders and Board of Directors and of any executive or other committee when exercising any of the powers of the Board of Directors. The books and records of a Corporation may be in written form or in any other form which can be converted within a reasonable time into written form for visual inspection. Minutes shall be recorded in written form but may be maintained in the form of a reproduction. The original or a certified copy of the By-Laws shall be kept at the principal office of the Corporation.

     SECTION 9.02. Corporate Seal. The Board of Directors shall provide a suitable seal, bearing the name of the Corporation, which shall be in the charge of the Secretary. The Board of Directors may authorize one or more duplicate seals and provide for the custody thereof. If the Corporation is required to place its corporate seal to a document, it is sufficient to meet the requirement of any law, rule, or regulation relating to a corporate seal to place the word "Seal" adjacent to the signature of the person authorized to sign the document on behalf of the Corporation.

     SECTION 9.03. Bonds. The Board of Directors may require any officer, agent or employee of the Corporation to give a bond to the Corporation, conditioned upon the faithful discharge of his or her duties, with one or more sureties and in such amount as may be satisfactory to the Board of Directors.

     SECTION 9.04. Voting Stock in Other Corporations. Stock of other corporations or associations, registered in the name of the Corporation, may be voted by the President, a Vice-President, or a proxy appointed by either of them. The Board of Directors, however, may by resolution appoint some other person to vote such shares, in which case such person shall be entitled to vote such shares upon the production of a certified copy of such resolution.

     SECTION 9.05. Mail. Any notice or other document which is required by these By-Laws to be mailed shall be deposited in the United States mails, postage prepaid.

     SECTION 9.06. Execution of Documents. A person who holds more than one office in the Corporation may not act in more than one capacity to execute, acknowledge, or verify an instrument required by law to be executed, acknowledged, or verified by more than one officer.

     SECTION 9.07. Amendments. Subject to the special provisions of Section 2.02, these By-Laws may be repealed, altered, amended or rescinded and new By-Laws may be adopted (a) by the stockholders of the Corporation by vote of not less than 80% of the outstanding shares of capital stock of the Corporation entitled to vote generally in the election of directors (considered for this purpose as one class) cast at any meeting of the stockholders called for that purpose (provided that notice of such proposal is included in the notice of such meeting) or (b) by the Board of Directors by a vote of not less than two-thirds of the Board of Directors at a meeting held in accordance with the provisions of these By-Laws.

     SECTION 9.07. Reliance. Each director, officer, employee and agent of the Corporation shall, in the performance of his or her duties with respect to the Corporation, be fully justified and protected with regard to any act or failure to act in reliance in good faith upon the books of account or other records of the Corporation, upon an opinion of counsel or upon reports made to the Corporation by any of its officers or employees or by the adviser, accountants, appraisers or other experts or consultants selected by the Board of Directors or officers of the Corporation, regardless of whether such counsel or expert may also be a director.

     SECTION 9.08. Certain Rights of Directors, Officers, Employees and Agents. The directors shall have no responsibility to devote their full time to the affairs of the Corporation. Any director or officer, employee or agent of the Corporation, in his or her personal capacity or in a capacity as an affiliate, employee, or agent of any other person, or otherwise, may have business interests and engage in business activities similar to or in addition to those of or relating to the Corporation.

EXHIBIT 10.09

                      EDUCATION SERVICES ALLIANCE AGREEMENT

THIS AGREEMENT is made as of the 21st day of December 2000 by and between SAP America, Inc., on behalf of itself and its wholly owned subsidiaries, with offices at 3999 West Chester Pike, Newtown Square, PA 19073, (hereinafter "SAP") and RWD Technologies, Inc. with offices at 10480 Little Patuxent Parkway, RWD Building, Columbia, MD 21044-3530 (hereinafter "RWD").

The RWD and SAP hereby agree as follows:

1. This Agreement sets forth the agreement of SAP and RWD to partner to provide a comprehensive education services solution customized to end user needs throughout the life of the customer SAP implementation. The geographic scope of this Agreement is limited to the United States. The parties intend to develop an education services solution that offers planning services, development, delivery, performance assessment and supporting tools. SAP will enter into the contract with the customer for the provision of end user training and related tools, including RWD tools listed in Exhibit E. The actual services will be delivered by RWD, on behalf of SAP, pursuant to the terms of this Agreement as more fully identified in Exhibit A ("Services").

2. Compensation. In those instances in which SAP is the prime contractor, the
   ------------
agreed upon revenue share for the Services is set out in Exhibit A. RWD will invoice SAP on a monthly basis for all Services and products delivered during the preceding month. All invoices are payable within thirty (30) days of the date of the invoice. Payment shall be an independent obligation of SAP, without regard to receipt of payment by SAP from SAP's customer or any dispute relating to payment between SAP and its customer. All past due invoices hereunder shall bear interest at the rate of one and one half percent (1.5%) per month or fraction thereof. Notwithstanding the foregoing, SAP shall be entitled to a future credit to be applied against amounts due to RWD hereunder for any customer disputes regarding the End User Services provided by RWD.

3. Sales Strategy. SAP and RWD will work together in targeted accounts to
   --------------
procure customer engagements. The partnership will be positioned early in the sales cycle to ensure the customer is aware of the SAP education services solution throughout their mySAP.com lifecycle. SAP will contract directly with customer and subcontract delivery of Services to RWD. Both services as well as product will be positioned by SAP sales force.

4. Solutions Delivery Model. The solution delivery model will be developed using
   ------------------------
a systematic consultative approach to training. The model will address the pre-and post "go-live" of customer implementations, including technical, end user and change management training, and will be delivered through a wide variety of live and virtual media. The solution delivery model is set forth on Exhibit B.

5. Customers. The parties agree that those customers currently maintained by
   ---------
RWD, as listed in Exhibit C hereto, will not be included in the revenue share provisions in Exhibit A. RWD may independently contract and provide products and educational services to such customers, at its discretion. The provisions of this Section shall apply only to the specific division or subsidiary where RWD is providing Services as of the date of this Agreement and does not extend to the entire corporate entity.

6. Relationship of RWD Employees to SAP. RWD employees, agents, and/or
   ------------------------------------
representatives provided to SAP to render Services hereunder shall remain, at all times, in the employ of RWD and shall not be deemed employees of SAP for any purpose. This Agreement does not authorize, expressly or impliedly RWD to contract for, or in the name of SAP, or to hire persons as employees of SAP, or to otherwise act on behalf of, or hold itself out as an agent or representative of SAP. RWD agrees that in the performance of this Agreement it shall act as independent contractor for all purposes of any kind whatsoever, and all of its agents, consultants and employees, and agents and employees of its consultants shall be subject solely to the control, supervision and authority of RWD or its consultants except as may otherwise be mutually agreed upon by the parties. RWD shall supervise, perform or cause to be performed all work to be accomplished by RWD as further described in the Statement of Work ("SOW"), a sample copy of which is attached hereto as Exhibit D. RWD agrees to be responsible for all employment withholding or other tax liability of any kind or nature arising in respect of RWD employees or amounts paid pursuant to this Agreement.

7. Training. In further consideration of RWD's provision of services pursuant to
   --------
this Agreement, during calendar year 2001 SAP agrees to provide up to one hundred (100) days of training to RWD's consulting staff at no cost, and an additional twenty five (25) days of training at no cost to RWD on an annual basis thereafter during the term. SAP reserves the right to determine course selection and scheduling availability. RWD is responsible for any travel and lodging expenses incurred in connection with such training. In addition, each party will provide access to the other to its materials and content related to the Services hereunder.

8. Solicitation and Hiring of Employees. Neither party shall solicit, in any
   ------------------------------------
capacity whatsoever, any of the other party's employees during the term of this Agreement and for a period of six (6) months from the termination thereof, without the express written consent of the other party. In the event a party does solicit and hire any employee without the prior written consent of the other party, the hiring party shall be invoiced at a rate of 25% of the employee's salary and benefits for the first 12 months and the hiring party shall make payment within 30 days of the date of invoice.

9. Right to Replace and Request Employees. RWD shall be permitted, from time to
   --------------------------------------
time, to remove and replace any one or more RWD employees performing Services hereunder so long as any RWD employee removed is replaced by a RWD employee trained and experienced so as to perform with capability equal to the RWD employee removed, and SAP has given its prior written consent, which consent shall not be unreasonably withheld. SAP shall have the right to request that particular RWD employees be assigned to perform the Services. In which event, RWD shall use its best efforts to accommodate such request. Further, SAP may, at any time, request in its sole discretion that a RWD employee be removed or replaced hereunder, and RWD shall promptly replace said RWD employee with a new RWD Employee acceptable to SAP.

10. Proprietary Information.
    -----------------------

10.1 SAP's Proprietary Information. RWD acknowledges SAP's proprietary interest
     -----------------------------
in and title to all of SAP's confidential and proprietary information, including SAP's and/or its subsidiaries' and affiliates' operations, their employees, contractors, agents, customers, SAP Software including mySAP.com, R/3 and R/2, (whether in source or object code, including the unique ideas and techniques embodied or expressed therein), documentation, training materials developed by SAP, data, drawings, designs, procedures, trade secrets, know-how, process or information and SAP licensors' proprietary interest in and title to their confidential information including, but not limited to, third party software ("SAP Proprietary Information") which SAP may furnish to RWD pursuant to this Agreement. During the term of this Agreement and thereafter, RWD shall keep such SAP Proprietary Information strictly confidential and shall use SAP Proprietary Information solely for the purpose of this Agreement. RWD shall not disclose, transfer or otherwise make available the SAP Proprietary Information to any third party for any reason. RWD shall disclose such SAP Proprietary Information to only those employees whom have a need to know. RWD acknowledges the highly confidential nature of the SAP Proprietary Information, and that the unauthorized disclosure of such will give rise to irreparable injury to SAP, such injury being inadequately compensable in damages. Accordingly, SAP may seek and obtain any legal or equitable remedies available to it to prevent the unauthorized disclosure of the SAP Proprietary Information, including but not limited to injunctive relief. In the event that RWD is required to retain any SAP Proprietary Information during the course of performing hereunder, RWD agrees to strictly adhere to its own information security measures and controls, which, at a minimum shall include the identification, storage and safeguarding of the SAP Proprietary Information in a manner that is consistent with the SAP Proprietary Information's highly confidential and proprietary nature. Upon termination of this Agreement, all SAP Proprietary Information (including but not limited to written materials) furnished by SAP shall be returned to SAP.

10.2 RWD's Proprietary Information. SAP acknowledges RWD's proprietary interest
     -----------------------------
in and title to all of RWD's confidential and proprietary information, including all RWD software, including RWD Info Pak, inventions, technologies, documentation, training materials developed by RWD, data, drawings, designs, procedures, trade secrets, know-how, and process or information owned by RWD ("RWD Proprietary Information"). During the term of this Agreement and thereafter, SAP shall keep such RWD Proprietary Information strictly confidential and shall use RWD Proprietary Information solely for the purpose of this Agreement. SAP shall not disclose, transfer or otherwise make available the RWD Proprietary Information to any third party for any reason, unless expressly approved in writing by RWD. SAP acknowledges the highly confidential nature of the RWD Proprietary Information, and that the unauthorized disclosure of such will give rise to irreparable injury to RWD, such injury being inadequately compensable in damages. Accordingly, RWD may seek and obtain any legal or equitable remedies available to it to prevent the unauthorized disclosure of the RWD Proprietary Information, including but not limited to injunctive relief. In the event that SAP is required to retain any RWD Proprietary Information during the course of performing hereunder, SAP agrees to strictly adhere to its own information security measures and controls, which, at a minimum shall include the identification, storage and safeguarding of the RWD Proprietary Information in a manner that is consistent with the RWD Proprietary Information's highly confidential and proprietary nature. Upon termination of this Agreement, all RWD Proprietary Information (including but not limited to written materials) furnished by RWD shall be returned to RWD.

11. Work Product/Inventions. The parties agree that "Work Product" shall be
    -----------------------
defined as the tangible reports, studies, manuals, charts, diagrams and other tangible deliverables which have been created by RWD as a deliverable to SAP pursuant to a SOW under this Agreement. SAP and RWD shall have joint ownership in and to the Work Product (including all copyrights) in all Work Products provided to SAP under this Agreement, excluding any RWD Proprietary Information, which shall remain the property of RWD. SAP shall have the royalty free right to use any RWD Proprietary Information embedded in any Work Product (as defined in Section 11) to provide services to clients pursuant to the provisions of this Agreement .

12. Non-Infringement Representation. RWD warrants that in the course of
    -------------------------------
performing the Services hereunder, neither it nor RWD employees will violate or infringe any proprietary rights of a third party, including, without limitations, confidential relationships, trade secret, patent, trademark or copyright rights. RWD HEREBY AGREES TO INDEMNIFY AND SAVE SAP HARMLESS FROM ANY LOSS, CLAIM, DAMAGE, COST OR EXPENSE OF ANY KIND, INCLUDING REASONABLE ATTORNEYS' FEES, TO WHICH SAP MAY BE SUBJECTED BY VIRTUE OF A BREACH OF THE FOREGOING WARRANTY.

13. Warranty.
    --------

          13.1 RWD warrants that the Services to be provided hereunder will be performed in a good and workmanlike manner by RWD employees qualified to perform the same with the appropriate level of training and will be of a quality conforming to standards generally accepted in the field. For any breach of this warranty, SAP's sole and exclusive remedy shall be either, reperformance of the unsatisfactory Services or repayment of the fees associated with the unsatisfactory Services, as mutually agreed.

     13.2 RWD MAKES NO WARRANTY OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE, NOR ANY OTHER WARRANTIES, EXPRESS, IMPLIED OR STATUTORY, IN CONNECTION WITH THIS AGREEMENT AND THE SERVICES PROVIDED HEREUNDER.

14. Limitation of Liability and Exclusion of Damages. ANYTHING TO THE CONTRARY
    ------------------------------------------------
HEREIN NOTWITHSTANDING, EXCEPT FOR DAMAGES RESULTING FROM UNAUTHORIZED USE AND/OR DISCLOSURE OF THE PROPRIETARY INFORMATION, UNDER NO CIRCUMSTANCES SHALL SAP, ITS LICENSORS OR RWD BE LIABLE TO EACH OTHER OR ANY OTHER PERSON OR ENTITY FOR AN AMOUNT OF DAMAGES IN EXCESS OF THE FEES PAID HEREUNDER OR BE LIABLE FOR SPECIAL, INCIDENTAL, CONSEQUENTIAL, OR INDIRECT DAMAGES, LOSS OF GOOD WILL OR BUSINESS PROFITS, WORK STOPPAGE, DATA LOSS, COMPUTER FAILURE OR MALFUNCTION, OR EXEMPLARY OR PUNITIVE DAMAGES.

The foregoing limitation of liability does not apply to the RWD's infringement indemnification as set forth in Section 11, above; personal injury or death caused by the gross negligence or willful misconduct of a party; or tangible property damage up to the amount by which such damage is paid by a party's liability insurance.

15. Term and Termination
    --------------------

Term. This Agreement shall become effective upon execution by both parties and
----
shall end on December 31, 2001, unless extended by mutual agreement of the parties' for additional one (1) year renewal terms.

15.1 Termination for Convenience. Either party may, by providing at least thirty
     ---------------------------
(30) days prior written notice stating the extent and effective date, terminate any Statement of Work or this Agreement for convenience in whole or in part at any time. For any engagements currently underway at that time, the parties will mutually agree on a roll off date for any RWD resources.

15.2 Termination for Default.
     -----------------------

     Either party may terminate this Agreement upon the occurrence of one or more of the following events:

          (i) The failure of a party to comply with any material term or condition of this Agreement after the non-defaulting party has provided the other party fifteen (15) days prior written notice specifying the nature of such default and the defaulting party fails to commence to cure such default within such fifteen (15) day period, or if a longer time is required by a party, then from that agreed upon time period, which shall not be unreasonable; or

          (ii) The dissolution or liquidation of the other party, the insolvency or bankruptcy of the other party, the institution of any proceeding by or against the other party under the provisions of any insolvency or bankruptcy law; the appointment of a receiver of any of the assets or property of the other party, or the issuance of an order for an execution on a material portion of the property of the other party pursuant to a judgment.

15.3 In the case of any termination hereunder RWD shall be paid for all Services performed, and, if applicable, accepted, but not yet paid for, based upon the terms, conditions and prices set forth in the applicable SOW. SAP will not be liable for any costs resulting directly from termination nor any outstanding obligations of RWD with respect to the Services.

15.4 Effect of Termination. Upon any termination of this Agreement, the
     ---------------------
following Sections shall survive: 7, 8, 9, 10, 11, 12, 14, 15, 18, 19, 22 and
23. Upon termination, each party shall immediately return to the other party or destroy all of the other party's Proprietary Information disclosed to it hereunder and certify in writing to such other party that, to the best of its knowledge, all such Proprietary Information has been returned or destroyed. Notwithstanding the foregoing, after termination, SAP shall have the royalty-free right to continue to use any RWD Proprietary Information embedded in any Work Product (as defined in Section 11) for the sole purpose of continuing to serve any clients who the parties jointly provided Services to under this Agreement.

16. Progress Reports. Upon SAP's request, RWD shall provide SAP with a biweekly
    ----------------
progress report based on the Work Plan developed by the parties describing the status of RWD's performance since the preceding report, and the progress expected to be made in the next succeeding period. Such reports shall be forwarded to SAP's, Director, Education Services. On a monthly basis, SAP shall provide RWD with an updated marketing plan identifying prospective customers, the anticipated revenue from such customers and other relevant information.

17. Insurance. RWD agrees, during the term of this Agreement, to maintain, at
    ---------
RWD's expense, all necessary insurance for RWD Employees, including, but not limited to the following: workers' compensation in amounts required by applicable statute; disability, automobile in an amount not less than $1,000,000.00 and unemployment insurance, as well as a general liability policy with a carrier and in amounts satisfactory to SAP, but in no event less than $2,000,000.00 per occurrence, and professional liability insurance in an amount not less than $2,000,000.00 and to provide SAP with a certificate of insurance evidencing such coverage upon request.

18. Assumption of Risk. RWD assumes all risk of property loss or damage and of
    ------------------
personal injury or death, other than that caused solely by the gross negligence of SAP, or its employees, which may be sustained by RWD or RWD employees or agents as a result of or arising in connection with performing Services.

19. Subcontracting or Assignment by RWD. RWD shall not subcontract or assign any
    -----------------------------------
portions of the Services or any monies due hereunder without the prior written approval of SAP.

20. Compliance with Statutes and Regulations. RWD warrants and certifies that in
    ----------------------------------------
the performance of this Agreement, it will comply with all applicable statutes, rules, regulations and orders of the United States, and of any state or political subdivision thereof, including laws and regulations pertaining to labor, wages, hours and other conditions of employment; that wages paid will equal or exceed those provided by any applicable minimum wage determination; and that the services delivered hereunder shall be produced in compliance with the Fair Labor Standards Act and any other applicable labor law. During the performance of this Agreement, RWD will comply with any applicable federal, state or municipal law or regulation governing non-discrimination and affirmative action in employment. RWD warrants that it will be responsible for the payment of all applicable taxes due with respect to the Services.

21. Non-Exclusive. This Agreement is expressly intended to be non-exclusive.
    -------------
Notwithstanding the foregoing, SAP agrees to position RWD as a preferred partner with prospective customers for end user training services.

22. Retention of Records; Audit. All RWD records pertaining to Services provided
    ---------------------------
under any SOW will be maintained for 3 years after the termination or completion of such services. If any audit being conducted in accordance with this Section raises issues, such records shall be maintained for as long as required for the resolution of the issues. Authorized representatives of SAP (including third party auditors engaged by SAP) shall have the right to conduct on-site audits of RWD to the extent necessary to determine RWD's compliance under this Agreement and any Statement of Work.

23. Governing Law. This Agreement is deemed to be made under and shall be
    -------------
governed and construed according to the laws of the Commonwealth of Pennsylvania. Each party agrees to submit its person and property to the jurisdiction of the courts of the Commonwealth of Pennsylvania.

24. Notices. Any notice required or permitted to be given hereunder shall be
    -------
deemed sufficient if made in writing and deposited in the United States mail, postage prepaid, registered or certified mail, and addressed to the other party at the address first set forth above.

25. Severability. The invalidity, illegality or unenforceability of any
    ------------
provision of this Agreement shall not affect the validity, legality, or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

26. Binding Effect. This Agreement shall inure to the benefit of and shall be
    --------------
binding upon RWD and SAP and their respective successors and assigns.

27. Entire Agreement. This Agreement contains the entire understanding between
    ----------------
the parties hereto concerning the subject matter hereof and supersedes all other oral and written agreements or understandings between them. Notwithstanding the foregoing, any agreements previously entered into in writing between the parties shall remain in effect. However, in the event of a conflict between the terms of such prior agreements and the terms of this Agreement, the terms of this Agreement shall control. No modification or addition hereto or waiver or cancellation of any provision hereof shall be valid except by a writing signed by the parties hereto.

IN WITNESS WHEREOF, the undersigned have caused this Agreement to be executed as of the day and year first above written.

Acceptance:                               Acceptance:

SAP AMERICA, INC.                         RWD Technologies, Inc.


Signature:                                Signature
          ----------------------------              ----------------------------

Print Name:                               Print Name:
           ---------------------------               ---------------------------

Title:                                    Title:
         -----------------------------             -----------------------------

Date:                                     Date:
         -----------------------------             -----------------------------

EXHIBIT 10.10

                              EMPLOYMENT AGREEMENT

EMPLOYMENT AGREEMENT, dated as of December 11, 2001 between RWD TECHNOLOGIES, INC., a Maryland corporation (the "Corporation"), and Daniel J. Slater (the "Executive").

                              W I T N E S S E T H:

The Executive is the President of the Corporation's Performance Support operating group and possesses an intimate knowledge of the business and affairs of the Corporation. The Corporation recognizes the Executive's contribution to the growth and success of the Corporation and desires to assure to the Corporation the continued benefits of the Executive's expertise and knowledge. The Executive, in turn, desires to engage in and/or to continue to engage in full-time employment with the Corporation on the terms provided herein.

Accordingly, in consideration of the mutual covenants and representations contained herein and the mutual benefits derived herefrom, the parties hereto agree as follows:

                                   ARTICLE I

                       FULL-TIME EMPLOYMENT OF EXECUTIVE

1.1  DUTIES AND STATUS.

(a) The Corporation hereby engages the Executive as a full-time executive employee for the period specified in Section 4.1 (the "Employment Period"), and the Executive accepts such employment, on the terms and conditions set forth in this Agreement. Throughout the Employment Period, the Executive shall exercise such authority and perform such executive duties as are commensurate with the authority being exercised and duties being performed by the Executive for the Corporation immediately prior to the date of this Agreement. In addition, throughout the Employment Period, the Executive shall exercise such authority and perform such executive duties as are commensurate with the authority and duties of a president of an operating group of the Corporation. As may be reasonably necessary to meet the changing business needs of the Corporation, the Executive shall, in his discretion, assign the duties being performed by executives of the Corporation at any time during the Employment Period, to other executives of the Corporation.

(b) The Executive shall (i) devote his full time and efforts to the business of the Corporation and accept such additional office or offices to which he may be elected by the Board of Directors of the Corporation, provided that the performance of the duties of such office or offices shall be consistent with the scope of the duties provided for in Section 1.1(a); and (ii) not engage in consulting work or any trade or business for his own account or for or on behalf of any other person, firm or corporation which work, trade or business competes, conflicts or interferes with the performance of his duties hereunder in any way or in any way conflicts with or undermines the Corporation's relationships with its clients or other employees. Notwithstanding the above, the Executive shall not be prohibited by the terms of this Section 1.1(b) from devoting time and efforts to charitable organizations or from serving on a Board of Directors of any organization upon consent by the Board of Directors of the Corporation, which consent shall not be withheld unreasonably, as long as it does not interfere with the Executive's duties provided for in Section 1.1(a).

(c) The Executive shall be required to perform the services and duties provided for in Section 1.1(a) only at the office of the Corporation in Michigan or at such other locations reasonably acceptable to the Executive. Throughout the Employment Period, the Executive shall be entitled to vacation, leave of absence, and leave for illness or temporary disability in accordance with the policies of the Corporation in effect from time to time during the term of this Agreement, which shall not be less favorable than those in effect at the date of this Agreement; and any leave on account of illness or temporary disability which is short of a Disability as defined in Section 4.3 hereof shall not constitute a breach by the Executive of his agreements hereunder whereas leave on account of Disability as defined in
Section 4.3 hereof shall, to the extent not prohibited by the Americans with Disabilities Act, be deemed to result in a termination of the Employment Period runder the applicable provisions of this Agreement.

1.2 COMPENSATION AND GENERAL BENEFITS. As compensation for his services under this Agreement, the Executive shall be compensated as follows:

(a) The Corporation shall pay to the Executive an annual base salary which is not less than the greater of (i) his rate of annual base salary from the Corporation immediately prior to the date of this Agreement, or (ii) any subsequently established higher annual base salary. Such salary shall be payable in periodic equal installments which are no less frequent than the periodic installments relating to the Executive's salary immediately prior to the date of this Agreement. Such salary shall be subject to normal periodic review at least annually for increases based on the salary policies of the Corporation and the Executive's contributions to the enterprise.

(b) Throughout the Employment Period, the Executive shall be entitled to participate in such pension, profit sharing, stock incentive, bonus or incentive compensation, stock option, stock purchase, incentive, group and individual disability, group and individual life, survivor income, sickness, accident, dental, medical and health benefits and other plans of the Corporation which are in effect immediately prior to the date of this Agreement and in any successor or additional benefit programs, plans or arrangements of the Corporation which may be established by the Corporation, as and to the extent any such benefit programs, plans and arrangements are or may from time to time be in effect, as determined by the Corporation and the terms hereof and as and to the extent that the Executive is eligible to participate in such plans under the terms of such plans. Throughout the Employment Period, the Executive shall also be entitled to the receipt of any personal benefits from the Corporation at the Corporation's expense which he has heretofore received from the Corporation. The group and individual disability programs, monthly auto allowance, and split dollar life insurance coverage provided for the Corporation's executive officers are continually being reviewed and the Executive will be entitled to come under the programs as revised in the event revisions are made which are approved by the Corporation's Board of Directors. The term "benefit programs, plans, or arrangements of the Corporation" as used in this Agreement refers to the matters in this Section 1.2(b). For purposes of this Agreement, "tax benefits" include, among other things, the benefits of non-taxable benefits, tax deferral, tax-free accumulation, special distribution taxation treatment and the like.

                                   ARTICLE II

            COMPETITION; CONFIDENTIAL INFORMATION; PUBLIC STATEMENTS

2.1 COMPETITION; CONFIDENTIAL INFORMATION. The Executive and the Corporation recognize that, due to the nature of his prior association with the Corporation and of his engagement hereunder, and the relationship of the Executive to the Corporation, both in the past as an executive and in the future hereunder, the Executive has had access to and has acquired, will have access to and will acquire, and has assisted in and may assist in developing, confidential and proprietary information relating to the business and operations of the Corporation and its affiliates, including, without limiting the generality of the foregoing, information with respect to the Corporation's present and prospective systems, customers, agents, partnerships, accounts, deposits, loans and sales and marketing activities. The Executive acknowledges that such information has been and will continue to be of central importance to the business of the Corporation and its affiliates and that disclosure of such information or its use by others could cause substantial loss to the Corporation. The Executive and the Corporation also recognize that an important part of the Executive's duties will be to develop good will for the Corporation and its affiliates through his personal contact with customers, agents and others having business relationships with the Corporation and its affiliates, and that there is a danger that this good will, a proprietary asset of the Corporation and its affiliates, may follow the Executive if and when his relationship with the Corporation is terminated. The Executive accordingly agrees as follows:

(a) The Executive agrees that during the length of this Agreement and for a period of months thereafter equal to either (i) the number of months of Severance Payment received by the Executive under Section 4.2 of this Agreement,
(ii) the number of months of Involuntary Severance Payment received by the Executive under Section 5.1(a) of this Agreement, or (iii) the number of months of Voluntary Severance Payment received by the Executive under Section 5.1(b) of this Agreement, whichever is applicable, the Executive will not (for his benefit or for the benefit of anyone other than the Corporation or any of its affiliates) directly or indirectly solicit, or in any way contract with, any Client (as defined below in this clause (a)) to perform any service which is the same or materially similar to services being, or within the twelve months prior to the termination of this Agreement having been, provided on behalf of the Corporation or one of its affiliates, in projects of the Corporation in which the Executive materially participated and/or for which the Executive directly or indirectly supervised. A "Client" is defined as any person or entity who, at the time of the termination of the Executive's employment or within twelve months prior thereto, generated revenue of one million dollars ($1,000,000) or more for the Corporation or any of its affiliates. For purposes of this Section 2.1, the term "affiliates" shall be defined as any entity that controls, or is controlled by or is under common control with the Corporation, but shall exclude those entities that fall within this definition after termination of the Executive's employment pursuant to Section 4.1(b) hereof.

(b) The Executive agrees that during the length of this Agreement and for a period of months thereafter equal to either (i) the number of months of Severance Payment received by the Executive under Section 4.2 of this Agreement,
(ii) the number of months of Involuntary Severance Payment received by the Executive under Section 5.1(a) of this Agreement, or (iii) the number of months of Voluntary Severance Payment received by the Executive under Section 5.1(b) of this Agreement, whichever is applicable, the Executive will not (for his benefit or for the benefit of anyone other than the Corporation or any of its affiliates) directly or indirectly solicit, or in any way contract with, any Potential Client (as defined below in this clause (b)) to perform any service which is the same or materially similar to services as those which are or were being proposed to be offered to said Potential Client by the Corporation or one of its affiliates. A "Potential Client" is defined as any person or entity who was being, at the time of the termination of this Agreement, or, within the twelve months prior thereto had been, meaningfully solicited to become a client of the Corporation or one of its affiliates by the Executive or other persons at or above the level of project manager for whom the Executive had direct or indirect supervisory responsibility. In the event that the Executive violates the provisions of this subparagraph without knowledge of such violation, upon notice from the Corporation informing him of the nature of such violation, the Executive shall immediately terminate any actions which constitute such violation; and, provided the violation ceases immediately upon receipt of written notice to the Executive of such violation, the Executive will not be deemed in default of this provision, and no further action shall be taken against the Executive.

(c) The Executive agrees that during the length of this Agreement and for a period of months thereafter equal to either (i) the number of months of Severance Payment received by the Executive under Section 4.2 of this Agreement,
(ii) the number of months of Involuntary Severance Payment received by the Executive under Section 5.1(a) of this Agreement, or (iii) the number of months of Voluntary Severance Payment received by the Executive under Section 5.1(b) of this Agreement, whichever is applicable, the Executive will not (for his benefit or for the benefit of anyone other than the Corporation or any of its affiliates) directly or indirectly engage in or conduct any business which directly competes with any aspect of the business of the Corporation or any of its affiliates.

(d) The Executive agrees that during the length of this Agreement and for a period of months thereafter equal to either (i) the number of months of Severance Payment received by the Executive under Section 4.2 of this Agreement,
(ii) the number of months of Involuntary Severance Payment received by the Executive under Section 5.1(a) of this Agreement, or (iii) the number of months of Voluntary Severance Payment received by the Executive under Section 5.1(b) of this Agreement, whichever is applicable, the Executive will not work, directly or indirectly, as an employee, consultant, independent contractor or in any other capacity, for any Clients without the Corporation's prior written consent, which shall not be unreasonably withheld. Notwithstanding the foregoing, the Corporation's consent may only be withheld if the Corporation has a good faith belief that the Executive's work for either of the Client will have an adverse effect on the Corporation.

(e) Nothing in this Article II shall be construed to prevent the Executive from owning, as an investment, not more than 1% of a class of equity securities issued by any issuer and publicly traded and registered under section 12 of the Securities Exchange Act of 1934.

2.2 TRADE SECRETS. The Executive will keep confidential any trade secrets or confidential or proprietary information of the Corporation and its affiliates which are now known to him or which hereafter may become known to him as a result of his employment or association with the Corporation and shall not at any time directly or indirectly disclose any such information to any person, firm or corporation, or use the same in any way other than in connection with the business of the Corporation or their affiliates during and at all times after the date of this Agreement. For purposes of this Agreement, "trade secrets or confidential or proprietary information" means information of the Corporation or any of its affiliates which has a significant business purpose and is not known or generally available from sources outside the Corporation or any of its affiliates or typical of industry practice.

2.3 NON-SOLICITATION. The Executive will not directly or indirectly interfere with, solicit, employ or otherwise engage in employment for himself, his benefit, or for anyone other than the Corporation, any individuals employed by the Corporation or any of its affiliates at the time of the termination of this Agreement or at any time within one year prior to said termination for a period of 24 months from the date of such termination.

2.4 PUBLIC STATEMENTS. The Executive and the Corporation recognize that, due to the relationship of the Executive and the Corporation and such relationship's susceptibility to public comment which may be injurious to the Executive or the Corporation, or both, it is necessary for the protection of both parties that neither party make, and both agree not to make (except as may be required by law), any disparaging public statements to any third party concerning the other party, the Corporation's clients or the termination of the Executive's employment hereunder and the arrangements made pursuant thereto, without the express prior approval of the other party.

                                   ARTICLE III
                        CORPORATION'S REMEDIES FOR BREACH

Notwithstanding the provisions of Article X hereof, it is recognized that damages in the event of breach of Article II by the Executive would be difficult, if not impossible, to ascertain, and it is therefore agreed that the Corporation, in addition to and without limiting any other remedy or right they may have, shall have the right to an injunction or other equitable relief, in any court of competent jurisdiction, enjoining any such breach, and the Executive hereby waives any and all defenses he may have on the ground of lack of jurisdiction or competence of the court to grant such an injunction or other equitable relief. The existence of this right shall not preclude any other rights and remedies at law or in equity which the Corporation may have.

                                   ARTICLE IV

                                EMPLOYMENT PERIOD
4.1      DURATION.

(a) Subject to early termination in accordance with Section 4.1(b) below, the period of time for which the Executive is employed under this Agreement shall commence on the effective date of this Agreement and shall continue thereafter until terminated (the "Employment Period").

(b) The Executive's employment may be terminated (i) when the Executive reaches normal retirement age under the Corporation's employee benefit policies as in effect on the date of this Agreement ("Retirement"); (ii) upon Involuntary Termination (as defined in Section 4.3(a)) ("Involuntary

Termination"); (iii) upon the death of the Executive ("Death"); (iv) upon the Disability of the Executive (as defined in Section 4.3(c)); (v) when the Executive resigns other than in connection with an Involuntary Termination ("Voluntary Resignation"); or (vi) upon Termination for Cause (as defined in
Section 4.3(b)).

4.2 PAYMENTS AND OTHER BENEFITS UPON TERMINATION OF EMPLOYMENT

Upon termination of the Executive's employment in accordance with Section 4.1(b) above, the Corporation and the Executive (or the Executive's personal representative or estate, as the cause may be) agree to execute and deliver mutual releases in a form reasonably acceptable to counsel for the Corporation and the Executive. Upon termination of the Executive's employment in accordance with section 4.1(b) above, the Executive and the Corporation agree that the Executive may be entitled to certain payments ("Severance Payment") as set forth below in this Section 4.2. All such severance payments shall be made in equal monthly installments over the applicable time period.

(a)In the event of the Executive's Involuntary Termination, the Corporation shall pay the Executive a Severance Payment equal to the product of (i) one hundred percent (100%) of the Executive's monthly salary in effect at the time the Executive's employment is terminated multiplied by (ii) the number of months equal to either (a) 12 months or (b) the number of years the Executive has been employed by the Corporation, whichever is greater. In addition to the foregoing Severance Payment, for a period of 12 months following the Executive's Involuntary Termination, the Executive shall continue to be entitled to all benefits and service credits for benefits under all of the Corporation's benefit programs, plans or arrangements, which were in effect on the date of the Executive's termination, including, the payment of the premium for the split dollar life insurance policy in effect for the Executive's benefit, on the same terms as if the Executive were still employed during such 12 month period.

(b)In the event of the Executive's Retirement, or Termination for Cause, the Executive and his dependents, beneficiaries and estate, as the case may be, will receive only such benefits as they may be entitled to under the terms of the benefits programs, plans and arrangements of the Corporation described in
Section 1.2(b) which provide benefits upon the Executive's Retirement or Termination for Cause; provided, however, that the Corporation may, in its sole discretion, elect to pay the Executive a Severance Payment equal to the product of (i) one hundred percent (100%) of the Executive's monthly salary in effect at the time the Executive's employment is terminated multiplied by (ii) the number of months equal to either (a) 12 months or (b) the number of years the Executive has been employed by the Corporation, whichever is greater, in exchange for the Executive's agreement to be bound by the provisions of Section 2.1 of this Agreement for a period of months equal to the number of months of salary received by the Executive under this provision.

(c)In the event of the Executive's Voluntary Termination, the Corporation shall pay the Executive a Severance Payment equal to one hundred percent (100%) of the Executive's monthly salary in effect at the time the Executive's employment is terminated multiplied by 12 months. In addition to the foregoing Severance Payment, for a period of 12 months following the Executive's Voluntary Termination, the Executive shall continue to be entitled to all benefits and service credits for benefits under all of the Corporation's benefit programs, plans or arrangements, which were in effect on the date of the Executive's termination, including, the payment of the premium for the split dollar life insurance policy in effect for the Executive's benefit, on the same terms as if the Executive were still employed during such 12 month period.

     If the Executive voluntarily terminates this Agreement he must provide six month's written notice to the Corporation of such voluntary termination. The Corporation may, in its sole discretion, elect to release the Executive from his duties either immediately or at any time during the six-month notice period upon payment of a lump sum cash payment equal to the Executive's then current monthly salary multiplied by 12 months.

(d) In the event of the Executive's Disability, the Corporation shall (i) pay the Executive an amount equal to twelve month's salary at the rate and as required by Section 1.2(a) and in effect immediately prior to the date of disability; provided, however, that such payments shall be offset by any disability insurance payments made to the Executive during such twelve month period, and (ii) cause the Executive, and his dependents, beneficiaries and estate, as the case may be, to receive such benefits as they may be entitled under the terms of the benefit programs, plans, and arrangements described in
Section 1.2(b) which provide benefits upon the Executive's Disability. Such payment shall constitute a "Severance Payment" for purposes of Section 2.1 of this Agreement.

(e) The Executive shall not be required to mitigate the amount of any payment provided for in this Section 4.2 by seeking employment or otherwise, nor shall the amount of any payment provided for in this Section 4.2 be reduced by any compensation or remuneration earned by the Executive as the result of employment by another employer, or self-employment, or as a partner, after the date of termination or otherwise.

(f) In the event of a termination of the Executive's employment pursuant to
Section 4.2 of this Agreement for any reason, the Executive shall continue to be entitled to indemnification by the Corporation from liability arising from the Executive's acts or failures to act during the Employment Period to the same extent and under the same circumstances as provided to the Executive by the Corporation's charter, by-laws, contracts and other arrangements, including provisions of applicable law, on the day immediately preceding said termination. In addition, Executive shall be entitled to retain and to continue to maintain, at Executive's own expense, any split dollar life insurance policy in effect for the Executive's benefit at the time that the Executive's employment terminates.

4.3 DEFINITIONS. The following words shall have the specified meanings when used in the Sections specified:

(a) "Involuntary Termination" shall have occurred (i) upon resignation of the Executive due to a significant change in the nature or scope of his authorities or duties from those contemplated in Section 1.1, a significant reduction in total compensation from that provided in Section 1.2, or the breach by the Corporation of any other provision of this Agreement; or (ii) when the Corporation gives written notice of termination to the Executive for any reason other than in connection with a Termination for Cause.

(b) "Termination for Cause" shall have occurred when the Corporation discharges the Executive due to the Executive's (i) fraud, misappropriation or intentional material damage to the property or business of the Corporation; (ii) commission of a felony; (iii) continuance of either willful and repeated failure or grossly negligent and repeated failure by the Executive to perform his duties in compliance with this Agreement after written notice to the Executive by the Board of Directors of the Corporation specifying such failure, provided that such "Cause" shall have been found to exist by a majority of those members of the Board of Directors of the Corporation who are not serving as designees of a person having an interest in excess of 25% of the outstanding stock of the Corporation after at least 10 days' written notice to the Executive specifying the Cause proposed to be claimed and after an opportunity for the Executive to be heard at meetings of such Board of Directors; or (iv) a violation of Article II.

(c) "Disability" means the inability of the Executive, due to a physical or mental disability, to perform the essential functions of his position, with or without reasonable accommodation, for a period of at least 90 days. A determination of disability shall be made by a physician satisfactory to both the Executive and the Corporation, provided that if the Executive and the Corporation do not agree on a physician, the Executive and the Corporation shall each select a physician and these two together shall select a third physician, whose determination as to disability shall be binding on all parties.

                                    ARTICLE V

                                CHANGE IN CONTROL

5.1 TERMINATION IN CONNECTION WITH CHANGE IN CONTROL.

(a) If, during term of this Agreement, there is a "Change in Control" of the Corporation and the Executive terminates his employment under this Agreement voluntarily or such employment is terminated involuntarily by the Corporation in connection with or within one year after the Change in Control of the Corporation (unless such termination occurs during the Employment Period by virtue of Retirement, Disability or Death), as consideration for services previously rendered to the Corporation, the Executive will be entitled to receive a lump sum cash equal to the monthly compensation then paid by the Corporation to the Executive multiplied by 12 months. The amount of any payment hereunder shall not be reduced by any compensation which the Executive may receive from other employment with another employer after termination of his employment with the Corporation.

(b) Unless otherwise instructed in writing by the Executive prior to any Change of Control, the Corporation agrees to cause the Compensation Committee of the Board of Directors to cause all option agreements between the Corporation and the Executive pursuant to any of the Corporation's stock option plans which may be in effect from time to time to provide that the options granted under those agreements shall automatically become completely vested no later than immediately prior to any Change of Control.

5.2 DEFINITION.

For purposes of this Agreement, a "Change in Control" of the Corporation, shall be deemed to have occurred if (i) both (A) Dr. Robert W. Deutsch together with his affiliates (collectively, "Deutsch") are the beneficial owners of less than 25% of the combined voting securities of the Corporation and (B)(1) any person, entity or group of persons or entities acting in concert other than Dr. Robert
W. Deutsch together with his affiliates (collectively, a "Person") becomes or become the beneficial owners of 25% or more of the combined voting securities of the Corporation or (2) any Person holds revocable or irrevocable proxies entitling them to vote 25% or more of the then outstanding shares of the Corporation's voting securities (other than the persons named as proxies in any Proxy Statement prepared by management of the Corporation in connection with an annual or special meeting of stockholders called by an officer or the Board of Directors of the Corporation); (ii) a merger, sale of all or substantially all the assets of the Corporation, share exchange, consolidation or other business combination (as defined in the Maryland General Corporation Law) of the Corporation and any other Person, as a result of which the Corporation's Common Stock becomes exchangeable for other securities or property or cash, or (iii) if a majority of the members of the Board of Directors is replaced during any 12 month period during the Employment Period but only if the directors who replace such majority have not been elected either by the remaining members of the Board of Directors or by the stockholders of the Corporation.

5.3 PARACHUTE PAYMENTS.In the event of Change in Control of the Corporation which the Executive, in his capacity as a member of the Board of Directors of the Corporation, voted in favor of, or otherwise consented to in writing, and notwithstanding any other agreement between the Executive and the Corporation or any formal or informal plan or other arrangement heretofore or hereafter adopted by the Corporation for the direct or indirect provision of compensation by the Corporation (including groups of classes of participants or beneficiaries of which the Executive is a member), whether or not such compensation is deferred, is in cash, or is in the form of a benefit to or for the Executive (a "Benefit Plan"), the Executive shall not have any right to receive any payment or other benefit under this Agreement or any Benefit Plan if, but only to the extent, such payment or benefit, taking into account all other payments or benefits to or for the Executive under this Agreement and all Benefit Plans, would cause any payment to the Executive under this Agreement to be considered a "parachute payment" within the meaning of Section 280G(b)(2) of the Internal Revenue Code as then in effect (a "Parachute

Payment"). In the event any such payment or other benefit would cause any payment to the Executive to be considered such a "parachute payment," (i) the amount of any such payment or benefit shall be reduced to the highest amount which may be paid by the Corporation without such payment or benefit being considered such a "parachute payment," and (ii) the Executive shall have the right, in his sole discretion, to designate those payments or benefits which shall be reduced or eliminated in order to avoid any amount thereof considered such a "parachute payment."

                                   ARTICLE VI

                                OVERDUE PAYMENTS

The Executive shall be entitled to receive interest (at the prime rate of interest published in the Wall Street Journal, Eastern Edition, or such other publication mutually agreed upon by the Executive and the Corporation), on any payments under this Agreement that are overdue.

                                   ARTICLE VII

                                     NOTICES

Any notices, requests, demands and other communications provided for by this Agreement shall be sufficient if in writing and if sent by registered or certified mail to the Executive at the last address he has filed in writing with the Corporation at its principal executive offices and to the Corporation at the address of its principal executive offices, to the attention of the Chairman and Chief Executive Officer, with a copy to the General Counsel.

                                  ARTICLE VIII

                         BINDING AGREEMENT; REFORMATION

SECTION 8.1 BINDING AGREEMENT. This Agreement shall be effective as of the date hereof and shall be binding upon and inure to the benefit of the Executive, his executors, administrators and personal representatives. The rights and obligations of the Corporation under this Agreement shall inure to the benefit of and shall be binding upon the Corporation, and shall be transferred to and be binding upon any successor of the Corporation as defined by applicable laws as now are in effect, including, but not limited to, any successor of the Corporation pursuant to a merger of the Corporation into another entity; provided, that this Agreement may not be assigned by the Corporation without the consent of the Executive, and, in the case of a successor by transfer of all or substantially all of the assets of the Corporation, or any other successor in connection with which the Corporation does not cease to exist by operation of the transaction in question as a matter of law, the Corporation shall not be relieved of its obligations hereunder; provided further, that, in the case of dissolution and winding up of the business of the Corporation, this Agreement and the obligations hereunder shall be binding upon the trustee of the Corporation's assets.

SECTION 8.2. REFORMATION. It is specifically agreed that each of the covenants set forth in Article II hereof is severable; that if any of them is held invalid or unenforceable by reason of length of time, area covered or activity covered, or any combination thereof, or for any other reason, the court or arbitrator shall adjust, reduce or otherwise reform any such covenant to the extent necessary to cure any invalidity and to protect the interests of the Corporation to the fullest extent of the law; that the area, time period and scope of activity restricted shall be the maximum area, time period and scope of activity the court or arbitrator deems valid and enforceable; and that, as reformed, such covenants shall then be enforced.

                                   ARTICLE IX

                                ENTIRE AGREEMENT

This Agreement constitutes the entire understanding of the Executive and the Corporation with respect to the subject matter hereof and supersedes any and all prior understandings written or oral. This Agreement may not be changed, modified or discharged orally, but only by an instrument in writing signed by the parties. This Agreement shall be governed by the laws of the State of Maryland and the invalidity or unenforceability of any provisions hereof shall in no way affect the validity or enforceability of any other provision.

                                    ARTICLE X

                                   ARBITRATION

With the exception of the relief available to the Corporation pursuant to
Article III hereof as a result of a breach by the Executive of the Executive's obligations under Article II hereof, the Corporation and the Executive agree that any controversy or claim arising out of or relating to this Agreement or breach thereof shall be settled by arbitration in accordance with the National Rules for the Resolution of Employment Disputes of the American Arbitration Association, and judgment upon the award rendered by the arbitrator may be entered in any court having jurisdiction thereover. In reaching its decision, the arbitrator shall have no authority to change or modify any provision of this Agreement.

IN WITNESS WHEREOF, the parties have executed and delivered this Agreement on the date first above written.

ATTEST:                                     RWD Technologies, Inc.


                                            BY:
--------------------------------               ---------------------------------


WITNESS:


--------------------------------            ------------------------------------
                                            Daniel J. Slater

EXHIBIT 10.11

                              EMPLOYMENT AGREEMENT

          This Employment Agreement ("this Agreement") dated as of November 28, 2001, between RWD Technologies, Inc. ("Employer") and Beth Marie Buck ("Executive").

                                   BACKGROUND

          WHEREAS, Employer has recently appointed Executive to be Vice President and Chief Financial Officer; and

          WHEREAS, Employer wishes to provide for and ensure Executive's continued service, best efforts and undivided attention to the business of Employer; and

          WHEREAS, Employer desires to continue Executive's employment upon the terms and conditions hereinafter set forth, and Executive desires to accept such continued employment on such terms and conditions;

          NOW THEREFORE, in consideration of their mutual promises, the parties agree as follows:

                                    AGREEMENT

1. Term. The employment of Executive under the terms of this Agreement shall
   ----
begin immediately, and shall continue until terminated. Executive's employment is subject to termination only as set forth in Section 4 of this Agreement.

2. Position and Duties. Executive shall serve as the Vice President and Chief
   -------------------
Financial Officer of Employer, or such other equal or higher position within the Employer's company to which she may be appointed. Executive shall use her best efforts to further the business of Employer. Executive's position is full time, but Executive shall not be held to strict hours of attendance. Executive shall perform her duties at the principal office of Employer in Columbia, Maryland, or at such other locations reasonably acceptable to Executive. Employer shall indemnify Executive and hold her harmless from all claims, losses, expenses, attorneys' fees, judgments or liability resulting or relating in any way to the good faith discharge of Executive's duties under this Agreement.

3. Compensation and Benefits.
   -------------------------

          (a) Base Salary. During her employment under this Agreement, Executive
              -----------
shall be paid a base salary. Such base salary shall not be less than the greater of either (i) her base salary immediately prior to the inception of this Agreement; or (ii) any subsequently established higher annual base salary. Such salary shall be payable in regular and equal installments in accordance with the Employer's regular payroll procedures, and shall be subject to all applicable federal and state payroll and withholding taxes and other deductions required by law. Executive's base salary shall not be diminished, except by mutual consent in writing, and shall be subject to periodic review at least annually for increases, based on the Employer's salary policies and Executive's contributions to the enterprise.

          (b) Benefit Plans and Fringe Benefits. Executive shall be entitled to
              ---------------------------------
full participation in Employer's benefit plans (including, but not limited to any pension, profit sharing, 401(k), stock incentive, bonus or incentive compensation, stock option, stock purchase, disability insurance, life insurance and health insurance and other benefit plans of Employer), to the same extent as other executives of similar rank to Executive. Executive's participation in all such benefit plans shall be governed by the terms of those plans, as such terms may be amended from time to time.

          (c) Expense Reimbursement; Car Allowance. Employer shall reimburse
              ------------------------------------
Executive promptly for all ordinary and necessary expenses incurred by her in the performance of her duties, in accordance with Employer's usual policies and procedures, and upon appropriate documentation of such expenses by Executive. Employer shall provide Executive with a car allowance in accordance with its policies and to the same extent as is provided to other executives of similar rank.

4. Termination.
   -----------

          (a) Termination Due to Death and Disability. Executive's employment
              ---------------------------------------
under this Agreement shall be subject to termination upon her death. Employer may also terminate this Agreement if, in the opinion of Executive's physicians, Executive is physically or mentally incapacitated or unable to perform her duties under this Agreement for a period of 180 consecutive days.

          (b) Termination by Employer for Cause. Employer may terminate
              ---------------------------------
Executive's employment for Cause. For the purposes of this Section 4(b), "Cause" shall mean any of the following:

               (i) Executive's willful failure to perform her duties under this Agreement in any material respect, after having received written notice from the Executive's supervisor or Employer's Board of Directors specifying such failure in reasonable detail;

               (ii) Executive's conviction for, admission of, or plea of guilty or nolo contendere to a felony; or

               (iii) embezzlement, theft or willful misappropriation of, or the commission of any fraud related to, Employer' funds or assets.

With regard to clause 4(b)(i) above, Executive shall be given a reasonable opportunity to cure the breach specified in any notice given by Executive's supervisor or Employer's Board of Directors within 30 days of receipt of any such notice. In the event that Executive cures the breach specified in any such notice, Executive shall not be subject to termination pursuant to clause 4(b)(i) above, either because of the breach so cured or because Employer subsequently gives notice of other breaches.

          (c) Termination by Executive for Cause. Executive may terminate her
              ----------------------------------
employment under this Agreement for Cause. For the purposes of this Section 4(c), "Cause" shall mean any of the following:

               (i) any material adverse change in Executive's position, authority, duties, or responsibilities (other than a termination by Employer for Cause pursuant to Section 4(b));

               (ii) any material change in the ownership or control structure of Employer's company occurring no earlier than 12 months before Executive's termination of employment. For purposes of this Agreement, a "material change in the ownership or control structure" shall be deemed to have occurred if, after the inception of this Agreement, (a) any person, group or entity acquires beneficial ownership or control of 25% or more of the voting securities of Employer's company; (b) Employer merges with, or sells or exchanges all or substantially all its assets or stock to, any person, group or entity; (c) a majority of Employer's Board of Directors is replaced during any 12 month period; (d) Employer's company is liquidated or dissolved; or (e) there is any material change in the Executive's reporting relationship (i.e., if the Executive no longer reports to Employer's chief executive officer), adversely affecting Executive;

               (iii) the relocation of the offices from which Executive is required to render service to the Employer to a location more than 50 miles from Executive's location at the inception of this Agreement;

               (iv) any order or command made to Executive by Employer to perform any act which would constitute fraud, breach of fiduciary duty, illegality, professional malpractice, breach of the standard of care of a Certified Public Accountant, or violation of any professional ethical rules applicable to Executive, which is not rescind or modified after having received written notice from the Executive specifying the inappropriateness of the order or command in reasonable detail; or

               (v) any material breach by Employer of this Agreement, after having received written notice from the Executive specifying such breach in reasonable detail.

With regard to clauses 4(c)(iv) and (v) above, Employer shall be given a reasonable opportunity to cure the breach specified in any notice given by Executive within 30 days of receipt of any such notice. In the event that Employer cures the breach specified in any such notice, Executive shall not be entitled to termination pursuant to clause 4(c) above, either because of the breach so cured or because Executive subsequently gives notice of other breaches.

          (d) Termination by Employer or Executive Without Cause; Notices.
              -----------------------------------------------------------
Employer or Executive may terminate Executive's employment under this Agreement at any time by serving written notice, whether or not the termination is for Cause. Any termination of Executive's employment for any reason other than specified in Sections 4(a), 4(b) or 4(c) above, or for no reason, shall for purposes of this Agreement be deemed a termination without Cause.

5. Consequences of Termination.
   ---------------------------

          (a) Due to Death, Disability, Termination by Employer for Cause, or
              ---------------------------------------------------------------
Termination by Executive Without Cause. If Executive's employment under this
---------------------------------------
Agreement is terminated by Employer pursuant to Sections 4(a) or 4(b), or is terminated by Executive without Cause as defined in Section 4(c), Executive shall not thereafter be entitled to receive any further salary or other payments or benefits, except that Executive shall still receive from Employer the following:

               (i) all salary or other payments or benefits due to Executive through the date of termination;

               (ii) all benefits that are vested (including but not limited to any vested bonus, life insurance, disability insurance, stock options, 401(k), retirement funds and other forms of deferred compensation, and any accrued but unused vacation time); and

               (iii) all rights to continuation or conversion of benefits required by law to be offered to a departing employee.

          (b) Other Terminations; Severance Payments and Benefits. If
              ---------------------------------------------------
Executive's employment under this Agreement is terminated either by Executive for Cause pursuant to Section 4(c), or by Employer other than a valid termination pursuant to Sections 4(a) or 4(b), Executive shall receive the following benefits and accommodations:

               (i) Employer shall provide Executive with severance benefits as follows: either continuation of the same base salary, health, dental, life and disability insurance that would have been provided to Executive under Section 3(a) for six (6) months if the effective date of Executive's termination is prior to September 18, 2004 or twelve (12) months if the effective date of Executive's termination is on or after September 18, 2004 (the "Severance Period"), on the same basis as if Executive's employment had not been terminated, or all severance benefits and executive parachute payments to which Executive is entitled under any company severance or parachute plan then in effect, whichever arrangement provides Executive with greater severance benefits;

               (ii) Executive shall be entitled to prompt distribution or rollover (as applicable) of all benefits that are vested (including but not limited to any vested bonus, life insurance, disability insurance, stock options, 401(k), retirement funds and other forms of deferred compensation, and accrued but unused vacation time);

               (iii) During the Severance Period, Executive shall continue to receive service credit toward the vesting of Executive's stock options and, subject to the terms of the applicable stock option plan documents, shall be entitled to exercise such;

               (iv) During the Severance Period, Executive shall continue to receive service credit toward the vesting of the Employer's 401(k) matching contribution for the Executive;

               (v) Employer shall provide Executive with a favorable letter of recommendation signed by Employer's Chief Executive Officer, to be drafted by Executive subject to Employer's approval;

               (vi) Employer shall pay up to $5,000 of invoices for outplacement assistance for Executive; and

               (vii) Executive shall be entitled to all rights to continuation or conversion of benefits required by law to be offered to a departing employee.

          (c) No Reduction of Payments; Legal Fees; Contested Payments. If
              --------------------------------------------------------
Executive's employment under this Agreement is terminated either by Executive for Cause pursuant to Section 4(c), or by Employer other than a valid termination pursuant to Sections 4(a) or 4(b), Employer's obligations to pay the severance payments and benefits described in Section 5(b) and otherwise to perform obligations under this Agreement shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or cause of action which Employer may have against Executive or others. Notwithstanding the foregoing, Employer shall be allowed to deduct from any payments made to the Executive hereunder (i) any amounts that the Executive is obligated to repay to Employer for leave taken in excess of what is permitted under Employer's established policies, and (ii) any amount that the Executive expressly authorizes Employer to deduct, which authorization shall be in writing and signed by the Executive. In no event shall Executive be obligated to seek other employment or take any other action by way of mitigation of damages in order to receive the severance payments and benefits described in Section 5(b), or for Employer otherwise to perform any of its obligations under this Agreement. Likewise, the amount of any payments or benefits due to Executive pursuant to this Agreement shall not be reduced or set off by any compensation or remuneration earned by Executive as the result of employment by another employer or self-employment after the date of termination.

6. Return of Property. Upon termination of her employment, Executive shall
   ------------------
promptly return all documents, credit cards, keys, and other property of Employer.

7. Non-competition; Confidential Information.
   -----------------------------------------

          (a) Background. Executive and Employer recognize that, due to the
              ----------
nature of her duties, Executive has had access to, and has and will acquire and assist in developing confidential and proprietary information relating to the business of Employer. Such confidential information includes, but is not limited to information regarding Employer's finances, modes and methods of doing business and business plans. Executive acknowledges that such information is of great importance to Employer, and that disclosure of such information or its use by others could cause substantial damage to Employer. Executive also acknowledges that an important part of Executive's duties will be to develop good will for the Employer through her personal contact with others having business relationships with the Employer, and that there is a danger that this good will may follow Executive if and when her relationship with the Employer is terminated. Executive accordingly agrees as follows:

          (b) Non-competition and Non-solicitation. Executive agrees that she
              ------------------------------------
will not engage in Competitive Activities during the length of this Agreement and for a period of months thereafter equal to either (i) the number of months for which Employer actually pays Executive continuation compensation in the form of severance benefits under Section 5(b)(i) of this Agreement, or (ii) six months if Executive is entitled to no severance benefits pursuant to Section 5(a) of this Agreement, whichever is applicable.

               (i) "Competitive Activities" is defined as any of the following: any direct or indirect solicitation or contact by Executive (for her benefit or for the benefit of anyone other than the Employer) of any Client or Potential Client of Employer, for the purpose of performing any service which is the same or materially similar to services provided or proposed to be provided by Employer; the engagement by Executive directly or indirectly in any business in Maryland which directly competes with Employer; or the direct or indirect solicitation or employment (for Executive's benefit, or for anyone other than the Employer) of any employee or former employee of Employer.

               (ii) A "Client" is defined as any person or entity who, at the time of the termination of Executive's employment or within twelve months prior thereto, generated substantial revenue for the Employer.

               (iii) A "Potential Client" is defined as any person or entity who, at the time of the termination of Executive's Employment, or within the twelve months prior thereto had been actually solicited to become a client of the Employer.

               (iv) An "employee or former employee of Employer" is defined as any person who is employed by Employer at the time of the termination of Executive's employment or during the non-competition and non-solicitation period contemplated under Section 7(b), or any person who voluntarily terminates his or her own employment with Employer in anticipation of the termination of Executive's employment.

               (v) Nothing in this Subsection 7(b) shall be construed to prevent Executive from owning, as an investment, not more than 1% of a class of equity securities issued by any issuer and publicly traded and registered under section 12 of the Securities Exchange Act of 1934.

          (c) Trade Secrets. Executive will keep confidential any trade secrets
              -------------
or confidential or proprietary information of the Employer and its affiliates which are now known to her or which hereafter may become known to her as a result of her employment or association with the Employer. Executive shall not at any time directly or indirectly disclose any such information to any person, firm or corporation, or use the same in any way other than in connection with the business of Employer or their affiliates during and at all times after the date of this Agreement. "Trade secrets or confidential or proprietary information" is defined as information of the Employer which has a significant business value, and is not known or generally available from sources outside the Employer or typical of industry practice.

8. Miscellaneous.
   -------------

          (a) Notices. Any notice or other communication required or permitted
              -------
to be given hereunder to a party shall be in writing and (i) personally delivered, (ii) mailed by certified mail, postage prepaid, return receipt requested, or (iii) sent by prepaid overnight courier service (e.g., Federal Express), in any case to the last known address of the Executive or to Employer's Chief Executive Officer at Employer's principal office. If mailed by certified mail, notice shall be deemed to be given five days after being sent; if sent by personal delivery, notice shall be deemed to be given when delivered; and if sent by prepaid overnight courier service, notice shall be deemed to be given two business days following deposit with the courier.

          (b) Entire Agreement; Amendment. This Agreement is the entire
              ---------------------------
agreement between the parties concerning the employment of Executive during the term specified herein. It supersedes all prior agreements between the parties (including, without limitation, any contradictory terms set forth in Employer's employee handbook or other statements of personnel policy), and it may only be amended by a writing signed by all parties.

          (c) Waiver. The failure of any party to insist upon strict adherence
              ------
to any term of this Agreement on any occasion shall not be considered a waiver, nor shall it deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement. Any waiver must be made in writing, signed by the waiving party.

          (d) Assignment. Except as otherwise provided in this Section 8(d),
              ----------
this Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective heirs, personal representatives, successors and assigns (including, without limitation, any corporation or other entity resulting from the reorganization, merger or consolidation of the Employer's company with any other entity, and any corporation or other entity that purchases all or substantially all of the assets of the Employer's company). Because this Agreement is personal in nature, the future obligations of Executive under this Agreement may not be delegated by Executive to any other person or entity without

Employer's express consent, nor may Employer assign Executive's future obligations under this Agreement to any other person or entity, without Executive's express consent.

          (e) Counterparts. This Agreement may be executed in two or more
              ------------
counterparts, each of which shall be considered an original, but all of which together shall constitute the same instrument.

          (f) Recitals and Captions. The recitals contained in the "Background"
              ---------------------
section at the beginning of this Agreement are acknowledged by the parties to be true and correct, and are a material part of this Agreement. The captions used in the sections and subsections of this Agreement are for convenience of reference only, and shall not be given any effect in the interpretation of this Agreement.

          (g) Governing Law; Arbitration. This Agreement and all amendments
              --------------------------
thereto shall be governed by the law of Maryland (except where preempted by federal law), without regard to the conflicts of law principles thereof. Any dispute arising out of or relating to this Agreement or breach thereof shall be arbitrated in accordance with the National Rules for the Resolution of Employment Disputes of the American Arbitration Association, and judgment upon any award rendered by the arbitrator may be entered in any court in which venue and jurisdiction are proper. Any arbitration or other action concerning this Agreement shall be conducted in Maryland.

          (h) Survivorship. The respective rights and obligations of the parties
              ------------
hereunder shall survive any termination of this Agreement to the extent necessary to effect their intended purpose.

          (i) Adequacy of Consideration. The parties agree and acknowledge that
              -------------------------
the consideration set forth in the recitals (contained in the "Background" section at the beginning of this Agreement) is fair and adequate, and that by entering into this Agreement, both Employer and Executive will obtain benefits to which they are not otherwise entitled.

          (j) Authority to Bind Employer. The person signing on behalf of
              --------------------------
Employer warrants and represents that he/she has full and actual authority to enter into this agreement on behalf of the entity for which he/she is signing, that he/she has full and actual authority to bind those entities, and that all corporate formalities, approvals and ratifications necessary to bind Employer (including, but not limited to Board of Directors' approval) to this Agreement have been obtained.

          IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first mentioned above, with the intention of being bound thereby.

ATTEST:                                       RWD Technologies, Inc.


                                              BY:
------------------------------                   -------------------------------

WITNESS:


------------------------------                ----------------------------------
                                              Beth Marie Buck

EXHIBIT 10.12

                             RWD TECHNOLOGIES, INC.
                 AMENDED & RESTATED EMPLOYEE STOCK PURCHASE PLAN

     The purpose of the Employee Stock Purchase Plan (the "Plan") is to provide eligible employees of RWD Technologies, Inc. (the "Company") and its subsidiaries with opportunities to purchase, through payroll deductions, shares of the Company's Common Stock, $0.10 par value per share (the "Common Stock"). The Plan is intended to benefit the Company by increasing the employees' interest in the Company's growth and success and encouraging employees to remain in the employ of the Company or its subsidiaries. The Plan is intended to constitute an "employee stock purchase plan" within the meaning of section 423 of the Internal Revenue Code of 1986, as amended (the "Code"), and shall be so applied and interpreted. The Plan, as set forth herein, is an amendment and restatement, and a continuation, of the Plan as initially adopted by the Company on February 11, 1997.

     1. Shares Subject to the Plan. The number of shares reserved for issuance
        --------------------------
that are remaining under the Plan immediately prior to this amendment and restatement is 137,119. Subject to adjustment as provided herein, the aggregate number of shares of Common Stock that may be made available for purchase under the Plan pursuant to this amendment and restatement, in addition to the remaining shares, is 300,000 shares. The shares issuable under the Plan may, in the discretion of the Board of Directors of the Company (the "Board"), be authorized but unissued shares of Common Stock, shares purchased on the open market, or shares from any other proper source.

     2. Administration. The Plan shall be administered under the direction of
        --------------
the Compensation Committee of the Board (the "Committee"). The Committee has authority to interpret the Plan, to make, amend and rescind rules and regulations for the administration of the Plan, and to make all other determinations necessary or desirable in administering the Plan, all of which will be final and conclusive. No member of the Board or Committee shall be liable for any action or determination made in good faith with respect to the Plan or any Right (as defined in Section 8 below) granted hereunder.

     3. Eligibility. All employees of the Company or any subsidiary of the
        -----------
Company (as defined in Code section 424(f)), now or hereafter existing, are eligible to participate in the Plan, except (a) employees whose customary
                                     ------
employment is for less than five months in any calendar year; (b) employees whose customary employment is 20 hours or less per week; and (c) employees in such other categories that the Committee, in its discretion, prior to the commencement of an Offering Period (as defined in Section 7 below), excludes from participation in such Offering Period consistent with Code section 423. The Committee may expand eligibility for the Plan to the categories of employees specified in subclause (a) or (b) at any time in its discretion without shareholder approval. The Committee at any time, if it deems it advisable to do so, may include, exclude or terminate the participation of the employees of a particular subsidiary.

         4. Participation. An eligible employee may become a participating
            -------------
employee in the Plan by completing an election to participate in the Plan on a form provided by the Company and submitting that form to the Company's Stock Administrator prior to the first day of the Offering Period or in accordance with such rules as may be established by the Committee from time to time. The form will authorize a regular payroll deduction from the Compensation (as defined below) received by the participating employee during the Offering Period (as defined below in Section 7) and will authorize the purchase of shares of Common Stock for the participating employee's account in accordance with the terms of the Plan.

     Unless the Committee determines otherwise, enrollment will become effective upon the first day of the first Offering Period that commences after the Company's receipt of the form. Unless an employee files a new form or withdraws from the Plan, the participating employee's deductions and purchases will continue at the same percentage rate of Compensation for future Offering Periods under the Plan as long as the Plan remains in effect and the employee remains eligible to participate.

     The term "Compensation" means the participant's base salary and overtime pay received during an Offering Period, determined without regard to salary reduction contributions under arrangements pursuant to section 401(k) or section 125 of the Code.

     5. Payroll Deductions; Withdrawals From Accounts.
        ---------------------------------------------

     (a) Payroll Deductions. The Company will maintain payroll deduction
         ------------------
accounts for all participating employees. With respect to any Offering Period under this Plan, an eligible employee may authorize a payroll deduction to be made on each payday during the Offering Period in any whole number percentage, up to a maximum of 10% or such other limit as set by the Committee from time to time, of such employee's Compensation on each such payday. Payroll deductions with respect to an Offering Period shall commence on the first payroll paid within the Offering Period and shall end on the last payroll paid on or prior to the last Trading Day (as defined below in Section 8) of such Offering Period, unless sooner terminated by the employee as provided herein.

     (b) Changes in Payroll Deductions for Current Offering Period. An employee
         ---------------------------------------------------------
may decrease or discontinue his or her payroll deduction at any time during an Offering Period by submitting an election change form provided by the Company to the Company's Stock Administrator. However, an employee may not increase his or her payroll deduction during an Offering Period. If an employee elects to discontinue payroll deductions during an Offering Period, but does not elect to withdraw funds pursuant to subsection 5(d) below, funds deducted prior to the election to discontinue payroll deductions will be applied to the purchase of Common Stock pursuant to Section 9 below.

     (c) Changes in Payroll Deductions for Future Offering Periods. An employee
         ---------------------------------------------------------
may increase or decrease his or her payroll deduction, to take effect on the first day of the next Offering Period, by delivering to the Company's Stock Administrator an election change form provided by the Company to the Company's Stock Administrator prior to the first day of the next Offering Period and in accordance with such rules as may be established by the Committee from time to time.

     (d) Withdrawals. Unless determined otherwise by the Committee, an employee
         -----------
may on any one occasion during an Offering Period and for any reason withdraw all of the balance accumulated in the employee's payroll deduction account; partial withdrawals are not permitted. Any such withdrawal must be effected prior to the close of business on the day immediately preceding the last Trading Day (as defined below in Section 8) of the Offering Period by delivering an election change form to the Company's Stock Administrator. If the employee withdraws his or her accumulated balance, the employee will thereby withdraw from participation in the Offering and may not begin participation again during the remainder of the Offering Period. Withdrawal of such balance will not affect the employee's right to participate in any subsequent Offering Period. An eligible employee must reenroll in order to participate in any subsequent Offering Period in accordance with Section 4 and subsection 5(a) above.

     6. Interest. Interest will not be paid on any employee payroll deduction
        --------
accounts, unless the Committee determines otherwise, and, if the Committee so determines, will only be paid in accordance with such rules as may be established by the Committee from time to time.

     7. Offering Periods. Rights granted pursuant to the Plan ("Offerings") are
        ----------------
made for an offering period (each, an "Offering Period"). The Offering Periods of the Plan shall run consecutively and shall be of six months' duration commencing on May 1st and November 1st of each year and ending on the last Trading Day (as defined below in Section 8) on or before April 30th and October 31st of each year, unless determined otherwise by the Committee. The Committee may change the duration of the Offering Periods with respect to Offerings without shareholder approval; provided that such change is announced to eligible
                              -------- ----
employees prior to the scheduled beginning of the first Offering Period to be affected, and further provided that no Offering Period shall have a duration in
          --- ------- -------- ----
excess of 27 months.

     An eligible employee must be employed by the Company or a subsidiary within the meaning of Code section 424(f) on the first Trading Day (as defined below in Section 8) of an Offering Period in order to participate in that Offering Period. However, unless the Committee determines otherwise, employees who first become eligible to participate in the Plan after the first Trading Day of an Offering Period may participate in a special Offering Period that commences on the first Trading Day on or after the earlier of the February 1st or August 1st coincident with or next following the date on which such employee first becomes eligible to participate in the Plan ("Special Entry Date") and ends on the earlier of the last Trading Day on or before the next April 30th or October 31st. The Special Entry Date shall constitute "the first Trading Day of the Offering Period" for all purposes under the Plan with respect to such employee. An eligible employee must submit his or her election form to the Company's Stock Administrator in accordance with Section 4 and subsection 5(a) above on or before the Special Entry Date.

     8. Rights to Purchase Common Stock; Purchase Price.
        -----------------------------------------------

     Options to purchase shares of Common Stock will be granted (each, a "Right") to participating employees as of the first Trading Day (as defined below) of each Offering Period. (Each such Right shall be deemed to constitute an "option" within the meaning of, and with respect to, all relevant law.) Each Right shall represent a right to purchase on the last Trading Day of such Offering Period, at the Purchase Price hereinafter provided for, whole shares of Common Stock reserved for purposes of this Plan up to such maximum number of shares specified by the Committee prior to the first day of the Offering Period or, if less, the maximum number of shares as may be purchased in compliance with this Section 8. All participants granted Rights under the Plan shall have the same rights and privileges with respect to such Rights. The purchase price of each share of Common Stock (the "Purchase Price") during an Offering Period shall be the lesser of 85 percent of the Fair Market Value of the Common Stock on the (i) first Trading Day of the Offering Period or (ii) last Trading Day of such Offering Period, and shall never be less than the par value of the Common Stock.

     For purposes of the Plan, "Trading Day" means a day on which the National Association of Securities Dealers Automated Quotation ("Nasdaq") system is open for trading.

     For purposes of the Plan, "Fair Market Value" on a Trading Day means the closing sale price per share of Common Stock as reflected on the principal consolidated transaction reporting system for securities listed on any national securities exchange or other market quotation system on which the Common Stock may be principally listed or quoted or, if there are no transactions on a Trading Day, then such closing sale price for the next Trading Day upon which transactions occur.

     No employee may be granted a Right hereunder if such employee, immediately after the Right is granted, owns 5% or more of the total combined voting power or value of the stock of the Company or any subsidiary. For purposes of the preceding sentence, the attribution rules of Code section 424(d) will apply in determining the stock ownership of an employee, and all stock which the employee has a contractual right to purchase will be treated as stock owned by the employee.

     No employee may be granted a Right which permits his rights to purchase Common Stock under this Plan and all other "employee stock purchase plans," within the meaning of Code section 423, of the Company and its subsidiaries to accrue at a rate which exceeds $25,000 of the fair market value of such Common Stock (determined at the time such Right is granted) for each calendar year in which the Right is outstanding at any time, as required by Code section 423. The Company may automatically suspend the payroll deductions of any participant necessary to enforce such limit, provided that when the Company automatically
                                 -------- ----
resumes such payroll deductions for subsequent Offering Periods, the Company applies the payroll deduction rate in effect immediately prior to such suspension, unless the employee has elected to change such rate.

     9. Timing of Purchase. Unless a participating employee has withdrawn all
        ------------------
funds from his or her account by the close of business on the day preceding the last Trading Day of the Offering Period, or the employee's participation in the Plan has otherwise been terminated, such employee will be deemed to have exercised automatically his or her Right to purchase Common Stock on the last Trading Day of the Offering Period for that number of whole shares of Common Stock which the accumulated funds in the employee's account at that time will purchase at the Purchase Price, subject to applicable adjustments as provided herein. Any balance remaining in an employee's account at the end of an Offering Period after such purchase of Common Stock will be carried forward automatically into the employee's account for the next Offering Period unless the employee has elected not to participate in the next Offering Period, in which case such amount will be refunded.

     10. Issuance of Certificates. On the last Trading Day of the Offering
         ------------------------
Period, a participating employee will be credited with the number of shares of Common Stock purchased for his or her account under the Plan during such Offering Period. Shares purchased under the Plan will be held in the custody of an agent designated by the Committee (the "Agent") on behalf of the employee. The Agent may hold shares purchased under the Plan in stock certificates in nominal names and may commingle shares held in its custody in a single account or stock certificate without identification as to individual participating employees. A participating employee may, at any time following his or her purchase of shares under the Plan, by written notice, instruct the Agent to have all or part of such shares reissued in the participating employee's own name and have the stock certificate delivered to the employee.

     11. Rights on Death, Disability, Retirement or Involuntary Termination. In
         ------------------------------------------------------------------
the event a participating employee who has a Right under the Plan terminates employment due to death, Total and Permanent Disability, or Retirement, or is involuntarily terminated by the Company or a subsidiary other than as a Discharge for Cause, the participating employee (or his legal representative, as the case may be) may elect, within 30 days after such termination of employment and before the last Trading Day of the Offering Period during which such termination occurs, to withdraw all of the balance accumulated in the employee's payroll deduction account or to have such accumulated balance applied to the purchase of Common Stock pursuant to Section 9 above. For purposes of the Plan, "Retirement," "Total and Permanent Disability" and "Discharge for Cause" shall be defined in accordance with Company policy in effect at the relevant time. No payroll deduction will be taken from any pay due and owing to the employee after the employee's termination of employment. If a written election is not received by the Company's Stock Administrator within the 30-day period or, if earlier, before the last Trading Day of the Offering Period, no amount will be applied toward the purchase of Common Stock under the Plan and the balance accumulated in the employee's payroll deduction account will be paid as soon as practicable after expiration of the 30-day period or close of the Offering Period, if earlier, to the employee or, in the event of the employee's death, to the executor or administrator of the employee's estate or, if no such executor or administrator has been appointed to the knowledge of the Company, to such other person(s) as the Committee may, in its discretion, designate.

     12. Rights on Voluntary Termination of Employment and Discharge for Cause.
         ---------------------------------------------------------------------
In the event a participating employee (a) voluntarily terminates employment with the Company or a subsidiary other than as a result of Retirement or Total and Permanent Disability, or (b) involuntarily terminates employment with the Company or a subsidiary as a Discharge for Cause, no payroll deduction will be taken from any pay due and owing to the employee after the employee's termination of employment, and the balance accumulated in the employee's payroll deduction account will be paid to the employee as soon as practicable after the employee's termination of employment. The employee's participation in the Plan will be deemed terminated as of the employee's termination of employment, and no amount will be applied toward the purchase of Common Stock under the Plan after such date.

     13. Termination of Participation. A participating employee will be refunded all monies in his or her account, and his or her participation in the Plan will be terminated if either (a) the Board elects to terminate the Plan, or (b) the employee ceases to be eligible to participate in the Plan. In addition, if, prior to the last Trading Day of an Offering Period, the subsidiary by which an employee is employed ceases to be a subsidiary of the Company, the employee will be deemed to have terminated participation in the Plan. As soon as practicable following termination of an employee's participation in the Plan, the Company will deliver to the employee a check representing the amount in the employee's account and instruct the Agent to deliver to the employee a statement reflecting the number of shares held in the employee's Plan account. Once terminated, participation may not be reinstated for the then current Offering Period but, if otherwise eligible, the employee may elect to participate in any subsequent Offering Periods.

     14. Holders of Rights Not Stockholders. Neither the granting of a Right to
         ----------------------------------
an employee nor the deductions from his pay will constitute such employee a stockholder of the shares of Common Stock covered by a Right under this Plan until such shares have been purchased by and issued to the employee.

     15. Rights Not Transferable. Rights under this Plan are not transferable by
         -----------------------
a participating employee other than by will or the laws of descent and distribution, and are exercisable during the employee's lifetime only by the employee.

     16. Withholding of Taxes. To the extent that a participating employee
         --------------------
realizes ordinary income in connection with the purchase, sale or other disposition, within the meaning of Code section 424(c), of any shares of Common Stock purchased under the Plan or the crediting of interest to the employee's account, the Company may withhold amounts needed to cover such taxes from any payments otherwise due and owing to the participating employee or from shares that would otherwise be issued to the participating employee hereunder. Any participating employee who sells or otherwise disposes of shares purchased under the Plan within one year after the shares were transferred to the participating employee or within two years after the beginning of the Offering Period in which the shares were purchased, whichever is later, must, within 30 days of such sale or disposition, notify the Company in writing of the sale or disposition.

     17. Application of Funds. All funds received or held by the Company under
         --------------------
the Plan may be used for any corporate purpose until applied to the purchase of Common Stock and/or refunded to participating employees and can be commingled with other general corporate funds. Participating employees' accounts will not be segregated.

     18. Account Statements. The Company will, or will cause the Agent to,
         ------------------
deliver to each participating employee a statement for each Offering Period during which the employee purchases Common Stock under the Plan, reflecting the amount of payroll deductions and interest (if the Committee has determined to accrue any interest) accumulated during the Offering Period, the number of shares purchased for the employee's account, and the price per share of the shares purchased for the employee's account.

     19. Effect of Changes in Capitalization.
         -----------------------------------

     (a) Changes in Stock. If the number of outstanding shares of Common Stock
         ----------------
is increased or decreased or the shares of Common Stock are changed into or exchanged for a different number or kind of shares or other securities of the Company by reason of any recapitalization, reclassification, stock split, reverse split, combination of shares, exchange of shares, stock dividend, or other distribution payable in capital stock, or other increase or decrease in such shares effected without receipt of consideration by the Company occurring after the effective date of the Plan, the number and kind of shares that may be purchased under the Plan shall be adjusted proportionately and accordingly by the Company. In addition, the number and kind of shares for which Rights are outstanding shall be similarly adjusted so that the proportionate interest, if any, of a participating employee immediately following such event shall, to the extent practicable, be the same as immediately prior to such event. Any such adjustment in outstanding Rights shall not change the aggregate Purchase Price payable by a participating employee with respect to shares subject to such Rights, but shall include a corresponding proportionate adjustment in the Purchase Price per share.

     (b) Reorganization in Which the Company Is the Surviving Corporation.
         ----------------------------------------------------------------
Subject to Subsection (c) of this Section 19, if the Company shall be the surviving corporation in any reorganization, merger or consolidation of the Company with one or more other corporations, all outstanding Rights under the Plan shall pertain to and apply to the securities to which a holder of the number of shares of Common Stock subject to such Rights would have been entitled immediately following such reorganization, merger or consolidation, with a corresponding proportionate adjustment of the Purchase Price per share so that the aggregate Purchase Price thereafter shall be the same as the aggregate Purchase Price of the shares subject to such Rights immediately prior to such reorganization, merger or consolidation.

     (c) Reorganization in Which the Company Is Not the Surviving Corporation or
         -----------------------------------------------------------------------
Sale of Assets or Stock. Upon any dissolution or liquidation of the Company, or
-----------------------
upon a merger, consolidation or reorganization of the Company with one or more other corporations in which the Company is not the surviving corporation, or upon a sale of all or substantially all of the assets of the Company to another corporation, or upon any transaction (including, without limitation, a merger or reorganization in which the Company is the surviving corporation) approved by the Board that results in any person or entity (other than Dr. Robert W. Deutsch, his spouse, or lineal descendants, individually or in the aggregate, or any trust, charitable organization, foundation or family limited partnership controlled by him, his spouse, or lineal descendants, individually or in the aggregate) owning more than 50 percent of the combined voting power of all classes of stock of the Company, the Plan and all Rights outstanding hereunder shall terminate, except to the extent provision is made in writing in connection with such transaction for the continuation of the Plan and/or the assumption of the Rights theretofore granted, or for the substitution for such Rights of new Rights covering the stock of a successor corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kinds of shares and exercise prices, in which event the Plan and Rights theretofore granted shall continue in the manner and under the terms so provided. In the event of any such termination of the Plan, the Offering Period shall be deemed to have ended on the last Trading Day prior to such termination, and, unless the Committee determines otherwise in its discretion, each participating employee shall have the ability to choose either to (i) have all monies then credited to such employee's account (including interest, to the extent any has accrued) returned to such participating employee or (ii) exercise his or her Rights in accordance with Section 9 on such last Trading Day; provided, however, that if a participating employee does not exercise his or her right of choice, his or her Rights shall be deemed to have been automatically exercised in accordance with
Section 9 on such last Trading Day. The Committee shall send written notice of an event that will result in such a termination to all participating employees not later than the time at which the Company gives notice thereof to its stockholders.

     (d) Adjustments. Adjustments under this Section 19 related to stock or
         -----------
securities of the Company shall be made by the Committee, whose determination in that respect shall be final, binding, and conclusive.

     (e) No Limitations on Company. The grant of a Right pursuant to the Plan
         -------------------------
shall not affect or limit in any way the right or power of the Company to make adjustments, reclassifications, reorganizations or changes of its capital or business structure or to merge, consolidate, dissolve or liquidate, or to sell or transfer all or any part of its business or assets.

     20. Amendment of the Plan. The Board may at any time, and from time to
         ---------------------
time, amend this Plan in any respect, except that (a) if the approval of any such amendment by the stockholders of the Company is required by Code section 423, such amendment will not be effected without such approval, and (b) in no event may any amendment be made which would cause the Plan to fail to comply with Code section 423 unless expressly so provided by the Board.

     21. Insufficient Shares. In the event that the total number of shares of
         -------------------
Common Stock specified in elections to be purchased under any Offering plus the number of shares purchased under previous Offerings under this Plan exceeds the maximum number of shares issuable under this Plan, the Committee will allot the shares then available on a pro rata basis. Any funds then remaining in a participating employee's account after purchase of the employee's pro-rata number of shares will be refunded or held in employee's account for future offerings as determined by the Committee.

     22. Termination of the Plan. This Plan may be terminated at any time by the
         -----------------------
Board. Except as otherwise provided in Section 19(c) hereof, upon termination of this Plan all amounts in the payroll deduction accounts of participating employees will be promptly refunded.

     23. No Right To Continued Employment. Neither the Plan nor any Right under
         --------------------------------
the Plan confers upon any employee any right to continued employment with the Company or any of its subsidiaries. An employee's participation in the Plan will not restrict or interfere in any way with the right of the Company or any of its subsidiaries to terminate the employee's employment at any time with or without notice or cause.

     24. Governmental Regulations.
         ------------------------

     (a) The Company's obligation to issue, sell and deliver Common Stock under this Plan is subject to listing on a national stock exchange or quotation on Nasdaq and the approval of all governmental authorities required in connection with the authorization, issuance or sale of such stock.

     (b) The Plan will be governed by the laws of the State of Maryland except to the extent that such law is preempted by federal law.

     (c) The Plan is intended to comply with the provisions of Rule 16b-3(b)(5), or any successor provision thereto, promulgated under the Exchange Act as a "Stock Purchase Plan." Any provision inconsistent with such Rule will to that extent be inoperative and will not affect the validity of the Plan.

     25. Payment of Plan Expenses. The Company will bear all costs of
         ------------------------
administering and carrying out the Plan.

     26. Effective Date. The Plan initially became effective February 11, 1997.
         --------------
This amendment and restatement of the Plan, as approved by the Board on February 17, 1999, is effective as of May 1, 1999, subject to approval by the stockholders of the Company in accordance with Code section 423 by February 16, 2000.

EXHIBIT 21.01

                             RWD TECHNOLOGIES, INC.
                                RWD SUBSIDIARIES

         Subsidiary/Affiliate Company Name                    Registration
         Jurisdiction of Incorporation                         Company No.       Date Formed
         -----------------------------                        ------------       -----------
RWD Technologies UK Limited (United Kingdom)                      03314693    February 3, 1997

RWD Mexico, S. de R.L. de C.V. (Mexico)                       RME970423BF7      April 23, 1997

RWD Technologies Australia Pty Ltd (Australia)                  79 969 930   September 4, 1997

RWD Holdings LLC (Maryland, USA)                                  W5067707     August 21, 1998

RWD Technologien Deutschland GmbH (Germany)                       HRB 1668      August 5, 1999

Latitude360, Inc. (Maryland, USA)                                                April 6, 2000

RWD Technologies, S. de R.L. de C.V. (Mexico)                  RTE01208C79    December 8, 2000

SAP Learning Solutions Pte. Ltd. (Singapore Joint Venture)      200010755R   December 28, 2000

RWD Technologies Canada, Co. (Canada)                              3054191      March 12, 2001

RWD Technologies (Holdings) Corporation                          D06187983       March 7, 2001

EXHIBIT 23.01

                             RWD TECHNOLOGIES, INC.
                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Form S-8 Registration Statements File Nos. 333-36157, 333-50199, 333-60593, 333-89093, and 333-42760.


/s/ Arthur Andersen LLP
----------------------------------

Baltimore, Maryland
March 27, 2002

EXHIBIT 24.01

                             RWD TECHNOLOGIES, INC.
                               POWER OF ATTORNEY

     Know all men by these presents, that the undersigned directors and officers of RWD Technologies, Inc., a Maryland corporation, constitute and appoint Dr. Robert W. Deutsch, Kenneth J. Rebeck, and Beth M. Buck (with full power to each of them to act alone) as his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead in any and all capacities to sign the Annual Report on Form 10-K and any or all amendments thereto and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Signature                                  Title                                               Date
         ---------                                  -----                                               ----


  /s/Robert W. Deutsch                Chairman of the Board, Chief Executive Officer, President    March 27, 2002
-----------------------------------   and Director
  Robert W. Deutsch, Ph.D.


  /s/Kenneth J. Rebeck                Senior Vice President, Chief Operating Officer,              March 27, 2002
-----------------------------------   and Director
  Kenneth J. Rebeck


  /s/Beth Marie Buck                  Vice President and Chief Financial Officer                   March 27, 2002
-----------------------------------
  Beth Marie Buck


  /s/Daniel J. Slater                 President, Performance Solutions and Director                March 27, 2002
-----------------------------------
  Daniel J. Slater


  /s/Jeffrey W. Wendel                Senior Vice President, IT and Industry Services              March 27, 2002
-----------------------------------   and Director
  Jeffrey W. Wendel


  /s/Dana M. Sohr                     President, Enterprise Systems and Director                   March 27, 2002
-----------------------------------
  Dana M. Sohr


  /s/Dr. David Yager                  President, Latitude360 and Director                          March 27, 2002
-----------------------------------
  David Yager, H.D.D.


  /s/Robert T. O'Connell              Director                                                     March 27, 2002
-----------------------------------
  Robert T. O'Connell


  /s/Deborah T. Ung                   Director                                                     March 27, 2002
-----------------------------------
  Deborah T. Ung


  /s/Jane C. Brown                    Director                                                     March 27, 2002
-----------------------------------
  Jane C. Brown


  /s/James R. Kinney                  Director                                                     March 27, 2002
-----------------------------------
  James R. Kinney


  /s/Jerry P. Malec                   Director                                                     March 27, 2002
-----------------------------------
  Jerry P. Malec


  /s/Robert M. Rubin                  Director                                                     March 27, 2002
-----------------------------------
  Robert M. Rubin


  /s/Henry Z Shelton, Jr.             Director                                                     March 27, 2002
-----------------------------------
Henry Z Shelton, Jr.

EXHIBIT 99.01

                                                          RWD Technologies, Inc.
                                                          March 27, 2002

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC 20549

Ladies and Gentleman,

RWD Technologies, Inc. (the "Company") has received a representation letter from Arthur Andersen LLP ("Andersen"), the Company's independent public accountants, in connection with the issuance of Andersen's audit report included within this filing on Form 10-K. In its letter, Andersen has represented to us that its audit of the consolidated balance sheets of the Company and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001, were subject to Andersen's quality control system for the U.S. accounting and auditing practice. Andersen provided this representation in order to give us reasonable assurance that the engagement was conducted in compliance with professional standards, that there was appropriate continuity of Andersen personnel working on the audit, and availability of national office consultation. Availability of personnel at foreign affiliates of Andersen was not relevant to the audit.

Very truly yours,


/s/Beth Marie Buck
----------------------------------------
Beth Marie Buck, CPA
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)