Form 10-Q
period 2002-03-31
RWD TECHNOLOGIES INC
filed 2002-05-13
CIK 1032373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2002

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

     As of April 30, 2002, 15,307,028 shares of common stock, $0.10 par value ("Common Stock"), of the Registrant were outstanding.

                             RWD TECHNOLOGIES, INC.

                                      INDEX

                                    FORM 10-Q

                                                                                                          Page
                                                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Condensed Balance Sheets as of March 31, 2002 (Unaudited) and                 1
                  December 31, 2001

                  Consolidated Statements of Operations for the Three Months ended March 31,                 2
                  2002, and 2001 (Unaudited)

                  Consolidated Statements of Cash Flows for the Three Months ended March 31,                 3
                  2002, and 2001 (Unaudited)

                  Notes to Consolidated Financial Statements                                                4-8

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of               9-16
                  Operations

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                16


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                                         17

Item 2.           Changes in Securities                                                                     N/A

Item 3.           Defaults Upon Senior Securities                                                           N/A

Item 4.           Submission of Matters to a Vote of Security Holders                                       17

Item 5.           Other Information                                                                         N/A

Item 6.           Exhibits and Reports on Form 8-K                                                          17

Signatures                                                                                                  18

                           Forward-Looking Statements

     Certain statements, contained herein, including statements regarding anticipated future results, development of the Company's services, products, markets and future demands for the Company's services, products, and other statements regarding matters that are not historical facts, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include risks and uncertainties, particularly those described in the Company's filings with the Securities and Exchange Commission; consequently, actual results may differ materially from those expressed or implied thereby.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             RWD TECHNOLOGIES, INC.
                      Consolidated Condensed Balance Sheets
                                 (In thousands)

                                                                       March 31, 2002           December 31, 2001
                                                                   ---------------------     ----------------------
                                                                        (unaudited)
                              ASSETS
CURRENT ASSETS:
    Cash and investments ..................................                 $  21,223                $   22,769
    Contract accounts receivable, net .....................                    17,707                    18,973
    Costs and estimated earnings in excess of billings on
         uncompleted contracts ............................                     8,328                     7,753
    Income tax receivable .................................                     6,334                     2,755
    Prepaid expenses and other ............................                     2,289                     2,172
    Deferred tax asset ....................................                     2,013                     2,635
                                                                   ---------------------     ----------------------
         Total Current Assets .............................                    57,894                    57,057
FIXED ASSETS, net .........................................                    12,854                    13,346
GOODWILL, net .............................................                    12,529                    12,529
SOFTWARE DEVELOPMENT AND OTHER ASSETS .....................                     8,355                     7,872
                                                                   ---------------------     ----------------------
         Total Assets .....................................                 $  91,632                $   90,804
                                                                   =====================     ======================

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses .................                 $  12,106                $   11,760
    Credit line payable of majority-owned subsidiary ......                       880                       717
    Billings in excess of costs and estimated earnings on
         uncompleted contracts ............................                     1,136                     2,787
    Current portion of long-term debt .....................                       495                       300
                                                                   ---------------------     ----------------------
         Total Current Liabilities ........................                    14,617                    15,564
NONCURRENT LIABILITIES:
    Long-term debt, net of current portion ................                     3,165                     2,399
    Deferred tax liability ................................                     2,634                     2,634
                                                                   ---------------------     ----------------------
         Total Liabilities ................................                    20,416                    20,597
                                                                   ---------------------     ----------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Common stock ..........................................                     1,531                     1,530
    Additional paid-in capital ............................                    47,683                    47,735
    Accumulated comprehensive loss ........................                       (77)                     (126)
    Retained earnings .....................................                    22,079                    21,068
                                                                   ---------------------     ----------------------
         Total Stockholders' Equity .......................                    71,216                    70,207
                                                                   ---------------------     ----------------------
             Total Liabilities and Stockholders' Equity ...                 $  91,632                $   90,804
                                                                   =====================     ======================

          See accompanying notes to consolidated financial statements.

                             RWD TECHNOLOGIES, INC.
                      Consolidated Statements of Operations
                (Unaudited) (In thousands, except per share data)

                                                                Three Months Ended March 31,
                                                          ----------------------------------------
                                                                 2002                  2001
                                                          -------------------   ------------------
Revenue:
     Consulting services .........................             $ 26,151              $ 28,932
     Products and product services ...............                3,030                 1,118
                                                          -------------------   ------------------
          Total revenue ..........................               29,181                30,050
                                                          -------------------   ------------------
Cost of revenue:
     Consulting services .........................               21,712                24,457
     Products and product services ...............                2,167                   508
                                                          -------------------   ------------------
          Total cost of revenue ..................               23,879                24,965
                                                          -------------------   ------------------
Gross profit .....................................                5,302                 5,085
Selling, general and administrative expenses .....                6,579                 6,455
                                                          -------------------   ------------------
Operating loss ...................................               (1,277)               (1,370)
Other (expense) income, net ......................                  (36)                  208
                                                          -------------------   ------------------
Loss before taxes ................................               (1,313)               (1,162)
Income tax benefit ...............................               (2,262)                 (546)
                                                          -------------------   ------------------
Net income (loss) ................................             $    949              $   (616)
                                                          ===================   ==================

    Earnings (loss) per share:
       Diluted calculation .......................             $   0.06              $  (0.04)
                                                          ===================   ==================
       Basic calculation .........................             $   0.06              $  (0.04)
                                                          ===================   ==================

    Weighted average shares outstanding:

       Diluted calculation .......................               15,495                15,151
                                                          ===================   ==================
       Basic calculation .........................               15,307                15,151
                                                          ===================   ==================

          See accompanying notes to consolidated financial statements.

                             RWD TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows
                           (Unaudited) (In thousands)

                                                                           Three Months Ended March 31,
                                                                          2002                     2001
                                                                     --------------           -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss) .....................................      $          949           $        (616)
        Adjustments to reconcile net income (loss) to net cash
        used by operating activities: .........................
           Depreciation and amortization ......................               2,385                   1,789
           Loss on disposal of fixed assets ...................                  20                       4
           Deferred income taxes ..............................              (1,821)                      -
           Effect of changes in:
             Contract accounts receivable .....................               1,247                   3,958
             Costs and earnings in excess of billings on
                uncompleted contracts .........................                (522)                 (1,443)
             Prepaid expense and other ........................                 (71)                   (738)
             Income tax receivable ............................                (460)                      -
             Other assets .....................................                (406)                 (2,356)
             Accounts payable and accrued expenses ............                (279)                 (3,170)
             Billings in excess of costs and estimated
                earnings on uncompleted contracts .............              (1,643)                   (524)
             Other liabilities ................................                   -                      66
                                                                     --------------           -------------
             Net cash used by operating activities ............                (601)                 (3,030)
                                                                     --------------           -------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
           Sale (purchase) of investments, net ................               2,023                   3,618
           Purchase of fixed assets ...........................              (1,055)                   (722)
           Payments for other assets ..........................                (990)                      -
           Proceeds from sale of fixed assets .................                   -                      22
                                                                     --------------           -------------
           Net cash (used) provided by investing activities ...                 (22)                  2,918
                                                                     --------------           -------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
           Principal portion paid on long-term debt ...........                 (28)                    (17)
           Borrowings on long-term debt .......................                 990                       -
           Borrowings under line of credit ....................               3,411                   8,797
           Payments under line of credit ......................              (3,252)                 (8,797)
           Issuance of common stock ...........................                  15                      33
           Repurchase of common stock .........................                 (17)                      -
                                                                     --------------           -------------
           Net cash provided by financing activities ..........               1,119                      16
                                                                     --------------           -------------

  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........                 496                     (96)
  Effect of exchange rate changes on cash .....................                 (16)                     33
  CASH AND CASH EQUIVALENTS, beginning of period ..............               3,676                   2,596
                                                                     --------------           -------------
  CASH AND CASH EQUIVALENTS, end of period ....................      $        4,156           $       2,533
                                                                     ==============           =============
Supplemental Cash Flow Disclosures:
           Income taxes paid ..................................      $          190           $         379
           Interest expense paid ..............................                  66                      26

         See accompanying notes to consolidated financial stateeements.

                             RWD TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

Basis of Presentation
---------------------

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2001, included in the Company's Annual Report on Form 10-K.

Principles of Consolidation
---------------------------

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

Reclassifications
-----------------

     Certain reclassifications were made to prior year's amounts to conform to current year presentation.

2.      Basic and Diluted Net Income (Loss) per Share:

     Basic and diluted net income (loss) per share information for all periods is presented under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic earnings (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options, warrants, and convertible securities. Diluted net income (loss) per share is computed based on the combined weighted-average number of shares and share equivalents outstanding. For the quarter ended March 31, 2001, potentially dilutive issuances have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. No reconciling items exist between the net income (loss) used for basic and diluted net income (loss) per share. The only reconciling items between the shares used for basic and diluted net income (loss) per share relates to outstanding stock options.

3.      Comprehensive Income (Loss):

     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income (loss) for the periods presented is listed below:

                                                                         For the Three Months Ended
                                                                                   March 31,
                                                                     ---------------------------------
                                                                               (in thousands)
                                                                          2002                 2001
                                                                     -------------         -----------
               Net income (loss) as reported                               $949                $(616)
               Effect of unrealized loss on
                  investments available-for-sale, net of tax                 (3)                  (6)
               Effect of unrealized gain on
                  foreign exchange, net of tax                               52                  283
                                                                     -------------         -----------

               Comprehensive income (loss)                                 $998                $(339)
                                                                     =============         ===========

4.   Business Segments:

     The Company believes it has reportable operating segments, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The company has identified three distinct operating segments:
Enterprise Systems, which provides products and services supporting the implementation of enterprise-wide software products and applications; Performance Solutions, which addresses all aspects of manufacturing processes in order to promote continuous improvements; and Latitude360(TM), which encompasses the design and delivery of information to end-users of technology as well as Web-based training.

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

                                                                         Three Months Ended March 31,
                                                                                 (in thousands)
                                                                           2002                 2001
                                                                      --------------       -------------
Revenue:
    Enterprise Systems                                                  $    12,761         $    10,772
    Performance Solutions                                                    10,403              11,176
    Latitude360                                                               6,017               8,102
                                                                        -----------         -----------
Total Revenue                                                           $    29,181         $    30,050
                                                                        ===========         ===========

Gross Profit (Loss):
    Enterprise Systems                                                  $     3,392         $     1,847
    Performance Solutions                                                     2,675               2,314
    Latitude360                                                                (765)                924
                                                                        -----------         -----------
Total Gross Profit                                                      $     5,302         $     5,085
                                                                        ===========         ===========

Depreciation and Amortization Expense Allocated To Segments:
    Enterprise Systems                                                  $       823         $       402
    Performance Solutions                                                       201                 260
    Latitude360                                                                 813                 404
                                                                        -----------         -----------
Total Allocated to Segments                                                   1,837               1,066
Amount not Allocated to Segments                                                548                 723
                                                                        -----------         -----------
Total Depreciation and Amortization Expense                             $     2,385         $     1,789
                                                                        ===========         ===========

Revenue (by geography):
    United States                                                       $    23,626         $    26,195
    Non-United States                                                         5,555               3,855
                                                                        -----------         -----------
Total Revenue                                                           $    29,181         $    30,050
                                                                        ===========         ===========

5.   Goodwill and Intangible Assets:

     In accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be subject to periodic impairment testing under a fair value approach. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142, but believes that some amount of its carrying value of goodwill is likely to be impaired under new provisions. Goodwill with indefinite lives, net of accumulated amortization, as of December 31, 2001 and March 31, 2002, was $12.5 million. Goodwill amortization for the quarter ended March 31, 2001 was $0.2 million.

6.   Income Taxes:

     The Company incurred a net operating loss for the year ended December 31, 2001. As of December 31, 2001, a portion of the net operating loss could be carried back to obtain refunds of prior income taxes paid with the remaining net tax-based operating loss of approximately $9.2 million being carried forward. Because, as of December 31, 2001, the realization of the net operating loss that was going to be carried forward was not assured beyond a reasonable doubt, a valuation allowance was recorded against the net deferred tax assets from the carryforward.

     On March 9, 2002, the President of the United States signed into law the "Job Creation and Worker Assistance Act of 2002." This law contains a provision that extends the corporate tax loss carryback period from two to five years, retroactive for tax years ending in 2001. As a result of the passage of this law allowing the remaining net operating loss to be carried back up to five years, the Company believes that the realization of the remaining deferred tax asset is reasonably assured, and eliminated the valuation allowance of $1.8 million on the deferred tax asset for the quarter ended March 31, 2002. The tax benefit for the quarter ended March 31, 2002 included reversal of the valuation allowance, plus the tax benefit on the loss for the quarter.

7.   Long-Term Debt (in thousands):

     The Company entered into new long-term debt agreements for the quarter ended March 31, 2002 which are summarized as follows:

                                          March 31, 2002
                                          Interest Rates         Maturities          March 31, 2002
                                          --------------         ----------          --------------
             Note Payable                      5.07%             March 2007              $ 490
             Note Payable                      0.00%           February 2012               500
                                                                                         -----
                                                                                           990
             Less current portion                                                          126
                                                                                         -----
                                                                                         $ 864
                                                                                         =====

     In February 2002, the Company obtained a $500 interest-free loan from the Baltimore County Economic Development Authority to provide additional funding for the Company's new Applied Technology Laboratory ("ATL") at the University of Maryland, Baltimore County ("UMBC"). Monthly principal repayments of $4 began March 2002 and are due ratably over five years.

     In March 2002, the Company obtained a $490 loan from a commercial bank for funding of operating equipment needs at the ATL facility. Payments of principal and interest will be made monthly over ten years, commencing April 2002. The interest rate on this loan as of March 31, 2002 was at the bank's Certificate of Deposit Annual Rate plus 2.50 percent.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     RWD Technologies, Inc. (the "Company") provides a broad range of integrated products and solutions designed to improve the productivity and effectiveness of workers in complex operating environments. As the scope and complexity of technology used by business increases and the global business environment becomes more competitive, companies are increasingly focused on maximizing their return on their advanced technology and eCommerce investments. As the Company's business evolves, strategic initiatives focus on aligning the organization to best serve the customers, emphasizing learning products, expanding strategic partnerships, and pursuing additional international business.

Critical Accounting Policies

     The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. The following policies are considered to be the most critical in understanding the judgments that are involved in preparing the financial statements and the uncertainties that could impact the results of operations, financial condition, and cash flows.

     Goodwill and Intangible Assets. In accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be subject to periodic impairment testing under a fair value approach. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142, but believes that some amount of its carrying value of goodwill is likely to be impaired under new provisions. Goodwill with indefinite lives, net of accumulated amortization, as of December 31, 2001 and March 31, 2002, was $12.5 million.

     Software Development Costs. The Company accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

     Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Deferred computer software development costs are amortized, beginning when the product is first available for general release to customers. Periodic amortization is computed on a product-by-product basis at the greater of the amount determined with reference to total estimated revenues to be generated by the product or the amount computed on a straight-line basis with reference to the product's expected life cycle. Product amortization expense for the quarters ended March 31, 2001 and March 31, 2002 was approximately $39,000 and $0.9 million, respectively. Net software development cost as of December 31, 2001 and March 31, 2002 was $6.4 million and $6.3 million, respectively.

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

     Revenue Recognition. The majority of the Company's revenue is generated from consulting fees. The majority of the Company's consulting contracts are on a time-and-materials basis, although many of the contracts contain initial "not-to-exceed" amounts and Company performance obligations. The Company's remaining consulting contracts are on a fixed-price basis. Revenue is recognized using the percentage of completion method. Consulting contracts generally vary in length from one to 36 months.

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

     The Company recognizes revenue from the sale of software license agreements in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions."

     Revenue from the sale of software license agreements is generally recognized under the residual method at the time of delivery of software products to the customer and when collectibility is probable and there is persuasive evidence of an agreement. Under the residual method, the Company defers revenue on any undelivered product, as indicated by vendor-specific objective evidence of the fair market value of the delivered product, and recognizes the residual amount in the period in which delivery takes place. The Company does not grant its customers a right of return for a full or partial refund on its products. Revenue from all maintenance, hosting, and customer support agreements is recognized ratably over the term of the agreement, generally one year, with the unrecognized portion at the balance sheet date being recorded as deferred revenue. Revenue from professional services and training relating to products are recognized as the services are performed.

     Income Taxes. The Company incurred a net operating loss for the year ended December 31, 2001. As of December 31, 2001, a portion of the net operating loss could be carried back to obtain refunds of prior income taxes paid with the remaining net tax-based operating loss of approximately $9.2 million being carried forward. Because, as of December 31, 2001, the realization of the net operating loss that was going to be carried forward was not assured beyond a reasonable doubt, a valuation allowance was recorded against the net deferred tax assets from the carryforward.

     On March 9, 2002, the President of the United States signed into law the "Job Creation and Worker Assistance Act of 2002." This law contains a provision that extends the corporate tax loss carryback period from two to five years, retroactive for tax years ending in 2001. As a result of the passage of this law allowing the remaining net operating loss to be carried back up to five years, the Company believes that the realization of the remaining deferred tax asset is reasonably assured, and eliminated the valuation allowance of $1.8 million on the deferred tax asset in the quarter ended March 31, 2002. The tax benefit for the quarter ended March 31, 2002 included reversal of the valuation allowance, plus the tax benefit on the loss for the quarter.

     Long-Lived Assets. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company records impairment losses on long-lived assets used in operations whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from the use of the assets is less than the carrying value. As of December 31, 2001 and March 31, 2002, management evaluated the Company's asset base, under the guidelines established by SFAS No. 144, and believes that no impairment has occurred.

Results of Operations

     Quarter Ended March 31, 2002, Compared to Quarter Ended March 31, 2001

     Revenue. Revenue for the total Company decreased by $0.9 million, or 2.9%, from $30.1 million for the quarter ended March 31, 2001 to $29.2 million for the quarter ended March 31, 2002. Performance by segment was as follows:

     . Enterprise Systems. Revenue increased by $2.0 million, or 18.5%, from $10.8 million for the quarter ended March 31, 2001 to $12.8 million for the 2002 period, representing 35.8% of the Company's total revenue for the first quarter of 2001 and 43.7% of the Company's total revenue for the 2002 period. The increase in revenue for the first quarter was largely due to growth in product sales of RWD InfoPak, SAP 4.6 Navigator and Performance Pak.

     . Performance Solutions. Revenue decreased by $0.8 million, or 6.9%, from $11.2 million for the quarter ended March 31, 2001, to $10.4 million for the quarter ended March 31, 2002, representing 37.2% of the Company's total revenue for the first quarter of 2001 and 35.6% of the Company's total revenue for the 2002 period. This decrease in revenue resulted from reduced spending in the automotive industry, which was partially offset by increasing revenue from diversification into the railroad and aerospace industries.

     . Latitude360. Revenue decreased by $2.1 million, or 25.7%, from $8.1 million for the quarter ended March 31, 2001, to $6.0 million for the quarter ended March 31, 2002, representing 27.0% of the Company's total revenue for the first quarter of 2001 and 20.6% of the Company's total revenue for the 2002 period. The decrease in revenue was due to pricing pressures in the information technology sector and longer sales cycles.

     Gross Profit. Gross profit for the total Company increased by $0.2 million, or 4.3%, from $5.1 million for the quarter ended March 31, 2001, to $5.3 million for the quarter ended March 31, 2002, and increased from 16.9% of revenue for the first quarter of 2001 to 18.2% of revenue for the 2002 period. Performance by segment was as follows:

     . Enterprise Systems. Gross profit increased by $1.6 million, or 83.6%, from $1.8 million for the quarter ended March 31, 2001, to $3.4 million for the quarter ended March 31, 2002. Gross profit margin increased from 17.2% of the segment's revenue for the first quarter of 2001 to 26.6% for the first quarter of 2002. This increase in gross profit and gross profit margin was due to increased utilization of staff and sales of products, and a reduction in operating costs, including international operations and indirect travel costs.

     . Performance Solutions. Gross profit increased by $0.4 million, or 15.6%, from $2.3 million for the quarter ended March 31, 2001, to $2.7 million for the quarter ended March 31, 2002. Gross profit margin increased from 20.7% of the segment's revenue for the first quarter of 2001 to 25.7% for the first quarter of 2002. This increase in gross profit margin resulted primarily from improvements in staff utilization attributable to a decrease in staff and related overhead costs.

     . Latitude360. Gross profit decreased $1.7 million, from $0.9 million profit for the quarter ended March 31, 2001, to a loss of $0.8 million for the quarter ended March 31, 2002. Gross profit margin decreased from 11.4% of the segment's revenue for the first quarter of 2001 to a negative 12.7% for the first quarter of 2002. This decrease resulted from lower revenue, additional research and development costs, and amortization expense related to products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.1 million, from $6.5 million for the first quarter of 2001 to $6.6 million for the first quarter of 2002, increasing from 21.5% of total revenue for the first quarter of 2001 to 22.5% of total revenue for the 2002 period. Increases in facility costs, equipment rental, and corporate insurance expenses, were partially offset by a decline in personnel expenses and the cost of depreciation. As required by SFAS 142 "Goodwill and Other Intangible Assets," the Company no longer amortizes goodwill, which resulted in a cost savings of approximately $0.2 million per quarter.

     Operating Income. As a result of the foregoing, the Company's operating loss decreased by $0.1 million, from an operating loss of $1.4 million for the first quarter of 2001 to an operating loss of $1.3 million for the first quarter of 2002.

     Other Expense (Income). Other income decreased $0.2 million to an expense of approximately $36,000 for the first quarter of 2002. This decrease resulted primarily from a decrease in interest income and an increase in interest expense related to long-term debt for the first quarter of 2002.

     Net Income. Net income increased by $1.5 million, from a net loss of $0.6 million for the first quarter of 2001 to $0.9 million profit for the first quarter of 2002. The results included the tax benefit of the loss for the quarter plus the elimination of the valuation allowance of $1.8 million resulting from new tax laws.

     Outlook for the Current Year. The Company has identified an earnings goal of 20 cents per share for the current fiscal year. The Company's overall financial results are subject to general business conditions including prospective clients' slow approval process for expenditures on future projects.

Liquidity and Capital Resources

     The Company's cash and investments were $21.2 million as of March 31, 2002, compared to $22.8 million as of December 31, 2001. The Company's working capital was $43.3 million as of March 31, 2002, and $41.5 million as of December 31, 2001.

     The Company's operating activities used cash of approximately $0.6 million for the first quarter of 2002, compared to using cash of $3.0 million for the first quarter of 2001. The decrease in cash provided from operations resulted primarily from the operating loss of $1.3 million and product development expenditures of $0.7 million, which was partially offset by a decrease in working capital accounts.

     Investing activities used cash of approximately $22,000 for the first quarter of 2002, compared to providing cash of $2.9 million for the first quarter of 2001. Cash used for investing activities for the first quarter of both 2002 and 2001 consisted primarily of purchases of fixed assets. Cash from investing activities for the first quarter of both 2002 and 2001 included sales of investments.

     Financing activities provided cash of approximately $1.1 million for the first quarter of 2002, compared to providing $16,000 for the first quarter of 2001. Cash provided by financing activities consisted of the borrowings on long-term debt and borrowings on a credit line by a majority-owned subsidiary. During the first quarter of 2002, the Company obtained a $0.5 million interest-free loan from the Baltimore County

Economic Development Authority to provide additional funding for the Company's new Applied Technology Laboratory ("ATL") at the University of Maryland, Baltimore County ("UMBC"). Monthly principal repayments began March 2002 and are due ratably over a five year period. Additionally, the Company obtained a $0.5 million loan from a commercial bank for funding of operating equipment needs at the ATL facility. Repayments of principal and interest will be made monthly over ten years, commencing April 2002.

     The Company has a $10.0 million unsecured revolving line of credit with a commercial bank, which bears interest at the 30-day LIBOR rate (1.88% on March 31, 2002), plus 1.2%. The Company utilizes this line of credit regularly to finance a portion of its working capital needs. There was no balance outstanding on the line of credit as of December 31, 2001 or March 31, 2002 and the Company was in compliance with all financial covenants under the loan agreement. The highest borrowing level was $1.4 million during the first quarter of 2002 and $4.1 million for the fiscal year ended 2001.

     The Company's majority-owned subsidiary, SAP Learning Solutions Pte Ltd ("SAPLS"), has a Singapore dollar ("SGD") revolving credit facility with a major bank intended for general working capital requirements. As of December 31, 2001 and March 31, 2002, there was $0.7 million and $0.9 million, respectively, outstanding under this line of credit.

     During the first quarter of 2002, the Company made $1.1 million in capital expenditures, primarily for operating equipment and furniture and fixtures to support its professional and administrative staff, the majority of which was installed at the Company's the new ATL facility. These capital expenditures were primarily funded from available cash, although the company entered into leases for some of the equipment for the new facility.

     During 2002, the Company anticipates it will reduce the level of capital and product development expenditures from 2001 levels. The Company expects to fund those expenditures from a combination of available cash and alternative financing methods, such as equipment leases or asset-based borrowings. The Company believes its existing cash balances, cash provided by future operations, and its line of credit will be sufficient to meet the Company's working capital and other cash needs at least through 2003.

Contractual Cash Obligations and Other Commercial Commitments

The following tables reflect a summary of the Company's contractual cash obligations and other commercial commitments as of March 31, 2002:

              Contractual Cash Obligations                           Due in less      Due in       Due in      Due after
                      (in thousands)                     Total       than 1 year    1-3 years    4-5 years      5 years
      --------------------------------------------       -----       -----------    ---------    ---------      -------
      Long-term debt (1)                                $ 3,627         $  483       $ 1,829      $  860        $  455
      Capital lease obligations                              33             13            18           2             -
      Operating leases                                   27,224          6,615        11,058       3,494         6,057
                                                        -------         ------       -------      ------        ------

      Total Contractual Cash Obligations                $30,884         $7,111       $12,905      $4,356        $6,512
                                                        =======         ======       =======      ======        ======

              Other Commercial Commitments                           Due in less      Due in       Due in      Due after
                      (in thousands)                     Total       than 1 year    1-3 years    4-5 years      5 years
      --------------------------------------------       -----       -----------    ---------    ---------      -------
      Lines of credit (1, 2, 5)                         $   880         $  880       $     -      $    -        $    -
      Standby letters of credit (3, 4)                    2,989          2,989             -           -             -
                                                        -------         ------       -------      ------        ------

      Total Commercial Commitments            $3,869   $3,869   $-    $-    $-
                                              ======   ======   ==    ==    ==

  (1) Under the Company's bank facilities, the maturity date of the Company's outstanding debts could be accelerated if the Company does not maintain certain covenants.

  (2) The Company's majority-owned subsidiary, SAPLS, has a SGD5.0 million (approximately $2.7 million) revolving credit facility with a major bank intended for general working capital requirements. As of March 31, 2002, $0.9 million was outstanding under this line of credit.

  (3) The SAPLS revolving credit facility is secured by a SGD3.0 million (approximately $1.6 million) standby letter of credit provided by the Company and a SGD2.0 million (approximately $1.1 million) corporate guarantee by the Company's joint venture partner.

  (4) The Company has issued $1.4 million in standby letters of credit as security deposits for its new leased facility located on the campus of the University of Maryland, Baltimore County.

  (5) The Company has a revolving line of credit agreement with a commercial bank that is intended for working capital purposes. The unsecured line is for $10.0 million with a sub-limit of up to $3.0 million for the issuance of standby letters of credit, and expires May 31, 2003. There was no outstanding balance on this credit line as of December 31, 2001 or March 31, 2002 and the Company was in compliance with all financial covenants under the loan agreement.

Recent Accounting Pronouncements

  SFAS No. 143 "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" was issued in August 2001. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS 143, the Company will adopt this new accounting standard on January 1, 2003. Management does not believe the adoption of SFAS No. 143 will have a material effect on the Company's consolidated financial position or results of operation.

Effects of Inflation

  Inflation has not had a significant effect on the Company's business during the past three years. The Company cannot predict what effect, if any, inflation may have on its future results of operations.

Business Risks

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

  . General Economic Environment. During 2001, the Company's sales of products and services (relating to the IT industry and the automotive sector) experienced decreased demand as a result of the general slowdown in the business environment. Sales cycles were lengthened and clients deferred and cancelled certain projects. Although during 2001 and the first quarter of 2002, the Company strengthened its business alliances, expanded its product offerings, and started diversification efforts into other industries, the actual demand for products and services remain difficult to forecast.

  . Customer and Industry Revenue Concentration. The Company continues to derive a substantial amount of its revenue from a limited number of key clients. For the first quarter 2002, the Company's top five clients and ten clients represented 38.2% and 49.3% of total revenue, respectively, with clients in the automotive industry generating 28.4% of total revenue. Most of the Company's engagements have no minimum purchase requirements and may be terminated by the client with little or no notice to the Company. Many of these clients operate in cyclical industries, such as automotive and petroleum-chemical, which are subject to economic factors that affect the clients' revenue and profitability. Automotive industry sales are expected to decline in 2002. While the Company anticipates less work in 2002 with its key automobile manufacturing clients, Performance Solutions has successfully obtained business in other industries and expects to continue diversification efforts, which may partially offset the decline in revenue from clients in the automotive manufacturing industry. If any of the Company's other major clients discontinue doing business with the Company or significantly reduce the amount of products and services they purchase from the Company, the Company's revenue growth and profitability are likely to be adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company does not have significant interest rate risk related to its line of credit, which has an interest rate equivalent to the 30-day LIBOR rate (1.88% on March 31, 2002), plus 1.2%. The Company does not have significant foreign currency risk related to foreign sales because of the amount of funds maintained in foreign payroll and operating accounts. The Company does not have any derivative commodity instruments or other financial instruments such as interest swaps, foreign currency forwards, futures and options, or foreign currency denominated debt, except for credit line debt of its majority-owned subsidiary, SAPLS. The Company does not have commodity price risk or other relevant market risks.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         From time of time, the Company is party to routine litigation in the ordinary course of business. The Company is not currently party to any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the first quarter of 2002.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits

               None

         (b)   Current Reports on Form 8-K

               None were filed during the first quarter of 2002.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RWD TECHNOLOGIES, INC.



                                    By: /s/ Robert W. Deutsch
                                        ----------------------------------------
                                        Robert W. Deutsch, Ph.D.
                                        Chairman of the Board, Chief Executive
                                        Officer, President, and Director
                                        (Principal Executive Officer)

                                    By: /s/ Beth Marie Buck
                                        ----------------------------------------
                                        Beth Marie Buck, CPA
                                        Vice President and Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)


Dated: May 13, 2002

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

               Name                                             Capacity                         Date
               ----                                             --------                         ----
/s/ Robert W. Deutsch                     Chairman of the Board,                             May 13, 2002
------------------------------------      Chief Executive Officer, President and
Robert W. Deutsch, Ph.D.                  Director

/s/ Beth Marie Buck                       Chief Financial Officer and                        May 13, 2002
------------------------------------      Vice President
Beth Marie Buck, CPA