Form 10-Q
period 2002-06-30
RWD TECHNOLOGIES INC
filed 2002-08-14
CIK 1032373

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-22145

RWD TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1552720 (I.R.S. Employer Identification No.)
10480 Little Patuxent Parkway Columbia, Maryland (Address of principal executive offices)	21044-3530 (Zip Code)

(410) 730-4377
(Registrant's telephone number, including area code)

None
(Former name, former address and former fiscal year—if changed since last report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of July 31, 2002, 15,387,064 shares of common stock, $0.10 par value ("Common Stock"), of the Registrant were outstanding.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RWD TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and investments	$21,243	$22,769
Contract accounts receivable, net	16,702	18,973
Costs and estimated earnings in excess of billings on uncompleted contracts	8,536	7,753
Income tax receivable	6,292	2,755
Prepaid expenses and other	1,947	2,172
Deferred tax assets	3,027	2,635

Total Current Assets	57,747	57,057
Fixed assets, net	11,711	13,346
Goodwill, net	—	12,529
Capitalized software development costs and other assets	7,956	7,872

Total Assets	$77,414	$90,804

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,304	$11,760
Credit line payable of majority-owned subsidiary	1,224	717
Billings in excess of costs and estimated earnings on uncompleted contracts	814	2,787
Current portion of long-term debt	511	300

Total Current Liabilities	13,853	15,564
NONCURRENT LIABILITIES:
Long-term debt, net of current portion	3,014	2,399
Deferred tax liabilities	3,027	2,634

Total Liabilities	19,894	20,597

STOCKHOLDERS' EQUITY:
Common stock	1,539	1,530
Additional paid-in capital	47,684	47,735
Accumulated comprehensive income (loss)	88	(126)
Retained earnings	8,209	21,068

Total Stockholders' Equity	57,520	70,207

Total Liabilities and Stockholders' Equity	$77,414	$90,804

See accompanying notes to consolidated financial statements.

RWD TECHNOLOGIES, INC.
Consolidated Statements of Operations
(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Consulting services	$26,270	$28,183	$52,421	$57,115
Products and product services	3,691	2,235	6,721	3,353

Total revenue	29,961	30,418	59,142	60,468

Cost of revenue:
Consulting services	24,978	25,667	46,690	50,124
Products and product services	1,468	488	3,635	995

Total cost of revenue	26,446	26,155	50,325	51,119

Gross profit	3,515	4,263	8,817	9,349
Selling, general and administrative expenses	6,850	7,264	13,429	13,720

Operating loss	(3,335)	(3,001)	(4,612)	(4,371)
Other income, net	88	222	52	430

Loss before income taxes and cumulative effect of a change in accounting principle	(3,247)	(2,779)	(4,560)	(3,941)
Income tax benefit	(1,027)	(1,179)	(3,289)	(1,726)

Loss before cumulative effect of a change in accounting principle	(2,220)	(1,600)	(1,271)	(2,215)
Cumulative effect on prior years of changing method of accounting for goodwill (net of $692 tax benefit)	—	—	(11,837)	—

Net loss	$(2,220)	$(1,600)	$(13,108)	$(2,215)

Basic and diluted loss per share:
Loss before cumulative effect of a change in accounting principle	$(0.14)	$(0.10)	$(0.08)	$(0.14)
Cumulative effect on prior years of changing method of accounting for goodwill	—	—	(0.77)	—

Net loss per share	$(0.14)	$(0.10)	$(0.85)	$(0.14)

Weighted average shares outstanding:
Basic calculation	15,375	15,262	15,339	15,285

Diluted calculation	15,375	15,262	15,339	15,285

See accompanying notes to consolidated financial statements.

RWD TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,108)	$(2,215)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,031	3,721
Loss on disposal of fixed assets	26	214
Cumulative effect on prior years of changing method of accounting for goodwill	12,529	—
Deferred income taxes	(2,442)	—
Effect of changes in:
Contract accounts receivable	2,203	4,792
Costs and earnings in excess of billings on uncompleted contracts	(517)	219
Prepaid expenses and other	223	(268)
Income tax receivable	(424)	—
Other assets	(1,160)	(4,491)
Accounts payable and accrued expenses	(1,135)	(3,988)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,802)	(914)
Other liabilities	—	20

Net cash used by operating activities	(576)	(2,910)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investments, net	69	3,565
Purchase of fixed assets	(1,623)	(1,416)
Proceeds from sale of fixed assets	—	293

Net cash (used) provided by investing activities	(1,554)	2,442

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(163)	(34)
Borrowings on long-term debt	990	—
Borrowings under line of credit	7,941	19,676
Payments under line of credit	(7,469)	(19,676)
Issuance of common stock	258	355
Repurchase of common stock	(65)	(148)

Net cash provided by financing activities	1,492	173

NET DECREASE IN CASH AND CASH EQUIVALENTS	(638)	(295)
Effect of exchange rate changes on cash	167	32
CASH AND CASH EQUIVALENTS, beginning of period	3,676	2,596

CASH AND CASH EQUIVALENTS, end of period	$3,205	$2,333

Supplemental Cash Flow Disclosures:
Income taxes paid	$323	$379
Interest paid	$114	$51

See accompanying notes to consolidated financial statements.

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

Basis of Presentation

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

2.    Basic and Diluted Net Loss per Share:

        Basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options, warrants, and convertible securities. Diluted net loss per share is computed based on the combined weighted-average number of shares and share equivalents outstanding. For the quarter ended June 30, 2002 and June 30, 2001 and for the six months ended June 30, 2002 and June 30, 2001, potentially dilutive stock options have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. No reconciling items exist between the net loss used for basic and diluted net loss per share.

3.    Comprehensive Loss:

        Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company's comprehensive loss for the periods presented is listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2002	2001	2002	2001
Net loss	$(2,220)	$(1,600)	$(13,108)	$(2,215)
Effect of unrealized gain (loss) on investments available-for-sale, net of tax	7	(9)	4	(15)
Effect of unrealized gain (loss) on foreign exchange, net of tax	158	(16)	211	267

Comprehensive loss	$(2,055)	$(1,625)	$(12,893)	$(1,963)

4.    Business Segments:

        The Company has three distinct operating segments: Enterprise Systems, which provides products and services supporting the implementation of enterprise-wide software products and applications; Performance Solutions, which addresses all aspects of manufacturing processes in order to promote continuous improvements; and Latitude360™, which encompasses the design and delivery of information systems to end-users of technology as well as Web-based training.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2002	2001	2002	2001
Revenue (all external):
Enterprise Systems	$13,707	$12,674	$26,468	$23,446
Performance Solutions	11,465	9,490	21,868	20,666
Latitude360	4,789	8,254	10,806	16,356

Total Revenue	$29,961	$30,418	$59,142	$60,468

Gross Profit (Loss):
Enterprise Systems	$3,127	$2,263	$6,519	$4,111
Performance Solutions	2,658	1,223	5,333	3,537
Latitude360	(2,270)	777	(3,035)	1,701

Total Gross Profit	$3,515	$4,263	$8,817	$9,349

Depreciation and Amortization Expense Allocated To Segments:
Enterprise Systems	$711	$677	$1,534	$1,079
Performance Solutions	208	235	409	495
Latitude360	1,188	403	2,001	807

Total Allocated to Segments	2,107	1,315	3,944	2,381
Amount not Allocated to Segments	539	617	1,087	1,340

Total Depreciation and Amortization Expense	$2,646	$1,932	$5,031	$3,721

Revenue (by geography):
United States	$24,406	$26,720	$48,032	$53,565
United Kingdom	4,390	3,405	8,881	6,399
Other	1,165	293	2,229	504

Total Revenue	$29,961	$30,418	$59,142	$60,468

5.    Goodwill and Intangible Assets (in thousands, except per share data):

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be subject to periodic impairment testing under a fair value approach. The Company applied these new rules beginning January 1, 2002 and ceased amortizing goodwill. Goodwill, net of accumulated amortization, as of December 31, 2001 was $12,529. Goodwill amortization for both quarters ended March 31, 2001 and June 30, 2001 was $179.

        Under SFAS No. 142, the Company is required to test all existing goodwill for impairment as of January 1, 2002, on a "reporting unit" basis. A reporting unit is an operating segment, or one level below an operating segment, the "component" level. The component level is used if it constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company tested the reporting unit related to the 1999 acquisition of Merrimac Interactive Media Corporation, which generated goodwill of $14,290.

        A fair value approach was used to test goodwill for impairment. An impairment is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The fair value of the reporting unit and the related implied fair value of its respective goodwill was established using discounted cash flows by an independent appraiser. As appropriate, comparative market multiples were used to corroborate results of the discounted cash flows.

        As a result of testing goodwill for impairment in accordance with SFAS No. 142 as of January 1, 2002, the Company recorded a non-cash transitional impairment charge of $12,529, which is $11,837 after tax, or $0.77 loss per share. This amount is reported in the Statement of Operations as a cumulative effect on prior years of changing a method of accounting for goodwill. The charge relates to a component of the Latitude360 segment.

Goodwill

        The 2001 results on a historical basis do not reflect the non-amortization provisions of SFAS No. 142. If the Company adopted SFAS No. 142 on January 1, 2001, the historical net loss, basic and diluted net loss per common share would have been decreased to the "as adjusted" amounts indicated below.

	Three Months Ended June 30, 2001		Six Months Ended June 30, 2001
	Net loss	Net loss per basic and diluted common share	Net loss	Net loss per basic and diluted common share
As reported — historical basis	$(1,600)	$(0.10)	$(2,215)	$(0.14)
Add: Goodwill amortization	179	0.01	358	0.02
Income tax effect	(76)	0.00	(157)	(0.01)

As adjusted	$(1,497)	$(0.09)	$(2,014)	$(0.13)

6.    Income Taxes:

        The Company estimates its income tax expense or benefit in interim financial reporting periods by applying the estimated effective annual income tax rate to year-to-date income or loss before income taxes. Effects of changes in tax laws that affect previously recorded deferred income tax assets or liabilities are also recorded in the period that these changes are enacted. Income tax provisions in 2002 associated with the reported loss before the cumulative effect of adopting a new method of accounting for goodwill are determined assuming the cumulative effect adjustment is not a component of the pretax loss. The Company's estimate of its 2002 consolidated effective annual income tax rate is subject to change based on a variety of factors, including estimates of income or loss in U.S. Federal, state and foreign taxing jurisdictions, and the proportionate contribution to income or loss of domestic and foreign operations.

        For the year ended December 31, 2002, the Company estimates that its effective annual income tax rate before the cumulative effect of a change in accounting principle and the effect of enacted tax law changes will be approximately 32%. In addition to the income tax benefit associated with 2002 operations, in the first quarter of 2002, the Company recorded an income tax benefit of $1.8 million as a result of an enacted U.S. Federal tax law change extending the net operating loss carryback period from two to five years. This change in tax law resulted in a $1.8 million reduction of a previously recorded valuation allowance for deferred tax assets.

7.    Long-Term Debt (in thousands):

        The Company entered into two new long-term debt agreements during the six months ended June 30, 2002. Information related to the debt agreements as of June 30, 2002 is summarized as follows:

	June 30, 2002 Interest Rate	Maturities Through	June 30, 2002
Note payable	5.07%	March 2007	$468
Note payable	0.00%	February 2012	479

			947
Less current portion			135

			$812

        In March 2002, the Company obtained a $490 loan from a commercial bank for funding of operating equipment needs at the Applied Technology Laboratory ("ATL") at the University of Maryland, Baltimore County ("UMBC"). Monthly principal and interest repayments of $9 began April 2002 and are due ratably over five years. The interest rate on the loan is the bank's Certificate of Deposit Annual Rate plus 250 basis points.

        In February 2002, the Company obtained a $500 interest-free loan from the Baltimore County Economic Development Authority to provide additional funding for leasehold improvements to the Company's new ATL facility. Monthly principal repayments of $4 began March 2002 and are due ratably over ten years.

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

        Goodwill and Intangible Assets.    In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company tests goodwill and intangible assets deemed to have indefinite lives for impairment at least annually. As a result of testing goodwill for impairment in accordance with SFAS No. 142, the Company recorded a non-cash charge of $12.5 million ($11.8 million after tax, or $0.77 loss per share), which is reported as a cumulative effect on prior years of changing a method of accounting for goodwill in the Statement of Operations discussed in Note 5 of this Report.

        Software Development Costs.    The Company accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

        Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Capitalized computer software development costs are amortized, beginning when the product is first available for general release to customers. Periodic amortization is computed on a product-by-product basis at the greater of the amount determined with reference to total estimated revenues to be generated by the product or the amount computed on a straight-line basis with reference to the product's expected life cycle. Product amortization expense for the quarters ended June 30, 2001 and June 30, 2002 was approximately $0.2 million and $1.2 million, respectively. Net capitalized software development costs as of December 31, 2001 and June 30, 2002 were $6.4 million and $5.9 million, respectively.

        The Company evaluates capitalized software development costs for impairment by comparing the net book value against estimated net realizable value. Net realizable value is based on the Company's estimate of future sales and to the extent these sales do not occur in the future, the net book value of capitalized software development costs may be impaired and written down to net realizable value.

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

        The Company recognizes revenue from the sale of software license agreements in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" and SOP No. 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions."

        Revenue from the sale of multiple-element software license agreements is generally recognized under the residual method at the time of delivery of software products to the customer and when collectibility is probable and there is persuasive evidence of an agreement. Under the residual method, the Company defers revenue on any undelivered element, as indicated by vendor-specific objective evidence of the fair market value of the undelivered element, and recognizes the residual amount in the period in which delivery takes place. The Company does not grant its customers a right of return for a full or partial refund on its products. Revenue from all maintenance, hosting, and customer support agreements is recognized ratably over the term of the agreement, generally one year, with the unrecognized portion at the balance sheet date being recorded as deferred revenue. Revenue from professional services and training relating to products are recognized as the services are performed.

        Income Taxes.    The Company estimates its income tax expense or benefit in interim financial reporting periods by applying the estimated effective annual income tax rate to year-to-date income or loss before income taxes. Effects of changes in tax laws that affect previously recorded deferred income tax assets or liabilities are also recorded in the period that these changes are enacted. Income tax provisions in 2002 associated with the reported loss before the cumulative effect of adopting a new method of accounting for goodwill are determined assuming the cumulative effect adjustment is not a component of the pretax loss. The Company's estimate of its 2002 consolidated effective annual income tax rate is subject to change based on a variety of factors, including estimates of income or loss in U.S. Federal, state and foreign taxing jurisdictions, and the proportionate contribution to income or loss of domestic and foreign operations.

        For the year ended December 31, 2002, the Company estimates that its effective annual income tax rate before the cumulative effect of a change in accounting principle and the effect of enacted tax law changes will be approximately 32%. In addition to the income tax benefit associated with 2002 operations, in the first quarter of 2002, the Company recorded an income tax benefit of $1.8 million as a result of an enacted U.S. Federal tax law change extending the net operating loss carryback period from two to five years. This change in tax law resulted in a $1.8 million reduction of a previously recorded valuation allowance for deferred tax assets.

        Long-Lived Assets.    In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company records impairment losses on long-lived assets used in operations whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from the use of the assets is less than the carrying value. As of December 31, 2001 and June 30, 2002, management evaluated the Company's asset base, under the guidelines established by SFAS No. 144, and believes that no impairment has occurred.

Results of Operations

  Quarter Ended June 30, 2002, Compared to Quarter Ended June 30, 2001

        Revenue.    Consolidated revenue decreased by $0.4 million, or 1.5%, from $30.4 million for the quarter ended June 30, 2001 to $30.0 million for the quarter ended June 30, 2002. Performance by segment was as follows:

  •
  Enterprise Systems. Revenue increased by $1.0 million, or 8.2%, from $12.7 million for the quarter ended June 30, 2001 to $13.7 million for the 2002 period, representing 41.7% of the Company's total revenue for the second quarter of 2001 and 45.7% of the Company's total revenue for the 2002 period. The increase in revenue was due to strong activity domestically, continued international growth, and continued growth in product sales.

  •
  Performance Solutions. Revenue increased by $2.0 million, or 20.8%, from $9.5 million for the quarter ended June 30, 2001, to $11.5 million for the quarter ended June 30, 2002, representing 31.2% of the Company's total revenue for the second quarter of 2001 and 38.3% of the Company's total revenue for the 2002 period. The increase in revenue was attributable to the continued success of diversification efforts into the railroad industry and the ongoing work in the automotive industry.

  •
  Latitude360. Revenue decreased by $3.4 million, or 42.0%, from $8.2 million for the quarter ended June 30, 2001, to $4.8 million for the quarter ended June 30, 2002, representing 27.1% of the Company's total revenue for the second quarter of 2001 and 16.0% of the Company's total revenue for the 2002 period. The decrease in revenue was due to delays and postponements of scheduled projects, longer sales cycles, and slow investment in eLearning by the business community.

        Gross Profit.    Gross profit for the total Company decreased $0.8 million, or 17.5%, from $4.3 million for the quarter ended June 30, 2001, to $3.5 million for the quarter ended June 30, 2002, and decreased from 14.0% of revenue for the second quarter of 2001 to 11.7% of revenue for the 2002 period. Performance by segment was as follows:

  •
  Enterprise Systems. Gross profit increased by $0.8 million, or 38.2%, from $2.3 million for the quarter ended June 30, 2001, to $3.1 million for the quarter ended June 30, 2002. Gross profit margin increased from 17.9% of the segment's revenue for the second quarter of 2001 to 22.8% for the second quarter of 2002. This increase in gross profit and gross profit margin was a result of higher revenues of $1.0 million and a decrease in operating costs as a percentage of revenue of 4.9% from 82.1% for the second quarter of 2001 to 77.2% for the second quarter of 2002.

  •
  Performance Solutions. Gross profit increased by $1.5 million, or 117.4%, from $1.2 million for the quarter ended June 30, 2001, to $2.7 million for the quarter ended June 30, 2002. Gross profit margin increased from 12.9% of the segment's revenue for the second quarter of 2001 to 23.2% for the second quarter of 2002. This increase in gross profit margin resulted primarily from improvements in staff utilization attributable to a decrease in staff and related overhead costs.

  •
  Latitude360. Gross profit decreased $3.1 million, from $0.8 million profit for the quarter ended June 30, 2001, to a loss of $2.3 million for the quarter ended June 30, 2002. Gross profit margin decreased from 9.4% of the segment's revenue for the second quarter of 2001 to a negative 47.4% for the second quarter of 2002. This decrease resulted from declining revenues and costs associated with product research and development, product support infrastructure, amortization of capitalized software costs, and decreased staff utilization.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.5 million, from $7.3 million for the second quarter of 2001 to $6.8 million for the second quarter of

2002, decreasing from 23.9% of total revenue for the second quarter of 2001 to 22.9% of total revenue for the 2002 period. During the second quarter of 2002, there were decreases in indirect and marketing salaries and related personnel costs of $0.9 million, travel and conference expenses of $0.1 million, and bad debt expenses of $0.2 million. These decreases were partially offset by an increase in rent expense of $0.7 million and an increase in professional services of $0.2 million. As required, the Company implemented SFAS No. 142, "Goodwill and Other Intangible Assets." As a result of the new accounting standard, the Company no longer amortizes goodwill, which resulted in an expense reduction of approximately $0.2 million for the quarter ended June 30, 2002.

        Operating Loss.    As a result of the preceding, the Company's operating loss increased by $0.3 million, from an operating loss of $3.0 million for the second quarter of 2001 to an operating loss of $3.3 million for the second quarter of 2002.

        Other Income.    Other income decreased $0.1 million from $0.2 million for the second quarter of 2001 to $0.1 million for the second quarter of 2002. This decrease resulted from lower interest income and higher interest expense, which was partially offset by a decrease in losses on the disposal of fixed assets.

        Net loss.    Net loss increased $0.6 million from a loss of $1.6 million for the second quarter of 2001 to a loss of $2.2 million for the second quarter of 2002. The results included the tax benefit related to performance for the second quarter of 2002.

  Six Months Ended June 30, 2002, Compared to Six Months Ended June 30, 2001

        Revenue.    Consolidated revenue decreased by $1.4 million, or 2.2%, from $60.5 million for the six months ended June 30, 2001 to $59.1 million for the six months ended June 30, 2002. Performance by segment was as follows:

  •
  Enterprise Systems. Revenue increased by $3.0 million, or 12.9%, from $23.4 million for the six months ended June 30, 2001 to $26.4 million for the 2002 period, representing 38.8% of the Company's total revenue for the six months ended June 30, 2001 and 44.8% of the Company's total revenue for the 2002 period. The increase in revenue was due to an increase in product sales of $3.0 million and the continuing development of strategic relationships and alliances.

  •
  Performance Solutions. Revenue increased by $1.2 million, or 5.8%, from $20.7 million for the six months ended June 30, 2001, to $21.9 million for the six months ended June 30, 2002, representing 34.2% of the Company's total revenue for the six months ended June 30, 2001 and 37.0% of the Company's total revenue for the 2002 period. The increase in revenue was due to the successful diversification into the railroad and aerospace industries as well as continued international growth.

  •
  Latitude360. Revenue decreased by $5.6 million, or 33.9%, from $16.4 million for the six months ended June 30, 2001, to $10.8 million for the six months ended June 30, 2002, representing 27.0% of the Company's total revenue for the six months ended June 30, 2001 and 18.3% of the Company's total revenue for the 2002 period. The decrease in revenue was due to longer sales cycles, slow investment in eLearning by the business community, and generally stagnant economic conditions.

        Gross Profit.    Gross profit for the total Company decreased by $0.5 million, or 5.7%, from $9.3 million for the six months ended June 30, 2001, to $8.8 million for the six months ended June 30,

2002, and decreased from 15.5% of revenue for the six months ended June 30, 2001 to 14.9% of revenue for the 2002 period. Performance by segment was as follows:

•
Enterprise Systems. Gross profit increased by $2.4 million, or 58.6%, from $4.1 million for the six months ended June 30, 2001, to $6.5 million for the six months ended June 30, 2002. Gross profit margin increased from 17.5% of the segment's revenue for the six months ended June 30, 2001 to 24.6% for the 2002 period. This increase in gross profit and gross profit margin was due to the increase of product sales of $3.0 million and a decrease in operating costs as a percentage of revenue of 7.1% from 82.5% for the six months ended June 30, 2001 to 75.4% for the six months ended June 30, 2002.
•
Performance Solutions. Gross profit increased by $1.8 million, or 50.8%, from $3.5 million for the six months ended June 30, 2001, to $5.3 million for the six months ended June 30, 2002. Gross profit margin increased from 17.1% of the segment's revenue for the six months ended June 30, 2001 to 24.4% for the 2002 period. This increase in gross profit margin is due to an increase in staff utilization and reduced operating costs.
•
Latitude360. Gross profit decreased $4.7 million from a profit of $1.7 million for the six months ended June 30, 2001, to a loss of $3.0 million for the six months ended June 30, 2002. Gross profit margin decreased from 10.4% of the segment's revenue for the six months ended June 30, 2001 to a negative 28.1% for the 2002 period. This decrease primarily resulted from declining revenues and increased costs associated with product development and product support efforts, the amortization of capitalized product costs, costs associated with staff reductions, and a reduction in staff utilization.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.3 million, from $13.7 million for the six months ended June 30, 2001 to $13.4 million for the 2002 period, remaining consistent at 22.7% of total revenue for the six months ended June 30, 2001 and June 30, 2002. During the six months ended June 30, 2002, there were decreases in indirect and marketing salaries and related personnel costs of $1.5 million, travel and conference expenses of $0.2 million, and bad debt expenses of $0.1 million. These decreases were partially offset by an increase in rent expense of $1.3 million and an increase in professional services of $0.6 million. During the six months ended June 30, 2002, the Company implemented SFAS No. 142, "Goodwill and Other Intangible Assets." As a result of the new accounting standard, the Company no longer amortizes goodwill, which resulted in an expense reduction of approximately $0.4 million for the six months ended June 30, 2002.

        Operating Loss.    As a result of the preceding, the Company's operating loss increased by $0.2 million, from an operating loss of $4.4 million for the six months ended June 30, 2001 to an operating loss of $4.6 million for the six months ended June 30, 2002.

        Other Income.    Other income decreased $0.3 million from $0.4 million for the six months ended June 30, 2001 to $0.1 million for the six months ended June 30, 2002. This resulted from a decrease in interest income and an increase in interest expense which was partially offset by a decrease in the losses on disposal of fixed assets.

        Income Tax Benefit.    Income tax benefit increased $1.6 million, from $1.7 million for the six months ended June 30, 2001 to $3.3 million for the six months ended June 30, 2002. This increase is due a change in U.S. Federal tax law which extended the net operating loss carryback period from two to five years. During the first quarter of 2002, the Company recorded an income tax benefit of $1.8 million as a result of this legislation. This increase in the tax benefit was partially offset by a decrease in the effective tax rate due to changes in the Company's most recent projections of year-end 2002 taxable income.

        Loss before cumulative effect of a change in accounting principle.    Loss before required accounting changes decreased by $0.9 million, from a loss of $2.2 million for the six months ended June 30, 2001 to a loss of $1.3 million for the six months ended June 30, 2002.

        Cumulative effect on prior years of changing method of accounting for goodwill.    As a result of the implementation of SFAS No. 142, the Company recognized an impairment loss of $11.8 million, net of $0.7 million tax benefit, on goodwill related to an acquisition in 1999. The effects of adopting the new accounting standard on 2002 and 2001 financial statements is discussed in Note 5 of this Report.

        Net loss.    Net loss increased $10.9 million, from a net loss of $2.2 million for the six months ended June 30, 2001 to a net loss of $13.1 million for the six months ended June 30, 2002. The results included the tax benefit of the loss for the six months ended June 30, 2002 plus the elimination of the valuation allowance of $1.8 million resulting from new tax laws, and the cumulative effects of adopting SFAS No. 142 related to goodwill and intangible assets.

        Outlook for the Current Year.    The Company believes that the IT and eLearning systems environment will continue to be challenging. Company-wide efforts will be two-fold; strive to maintain current revenues and continue to focus on costs. The previously announced goal of $0.20 per share for operating results for 2002 does not appear to be achievable at the present time.

Liquidity and Capital Resources

        The Company's cash and investments were $21.2 million as of June 30, 2002, compared to $22.8 million as of December 31, 2001. The Company's working capital was $43.9 million as of June 30, 2002, and $41.5 million as of December 31, 2001.

        The Company's operating activities used cash of approximately $0.6 million for the six months ended June 30, 2002, compared to using cash of $2.9 million for the six months ended June 30, 2001. This change is due to improving earnings before non-cash items, which consist principally of depreciation and amortization and a goodwill impairment charge. For the six months ended June 30, 2002, earnings before depreciation and amortization and non-cash charges were $2.0 million, compared to $1.7 million in the comparable 2001 period. The Company also increased its working capital by $2.4 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. This increase in working capital was primarily due to reductions in investments in capitalized product costs during 2002 and decreases in current liabilities due to workforce reductions and overall cost containment efforts.

        Investing activities used cash of approximately $1.6 million for the six months ended June 30, 2002, compared to providing cash of $2.4 million for the six months ended June 30, 2001. Cash used for investing activities for the six months ended June 30, 2002 and 2001 consisted primarily of purchases of fixed assets. For the six months ended 2002, cash used for investing activities also included payments for other assets related to collateral on loans obtained in conjunction with funding the Company's new ATL facility. Cash from investing activities for the six months ended June 30, 2002 and 2001 included sales of investments. Cash from investing activities for the six months ended June 30, 2001 also included proceeds from the sale of fixed assets.

        Financing activities provided cash of approximately $1.5 million for the six months ended June 30, 2002, compared to providing $0.2 million for the six months ended June 30, 2001. Cash provided by financing activities consisted of the borrowings on long-term debt and borrowings on a credit line by a majority-owned subsidiary. During the six months ended June 30, 2002, the Company obtained a $0.5 million interest-free loan from the Baltimore County Economic Development Authority to provide additional funding for the ATL at UMBC. Monthly principal repayments began March 2002 and are due ratably over a ten-year period. Additionally, the Company obtained a $0.5 million loan from a commercial bank for funding of operating equipment needs at the ATL facility. Monthly principal and interest payments began April 2002 and are due ratably over a five-year period.

        The Company has a $10.0 million unsecured revolving line of credit with a commercial bank, which bears interest at the 30-day LIBOR rate (1.84% on June 30, 2002), plus 1.2%. The Company utilizes this line of credit regularly to finance a portion of its working capital needs. There was no balance outstanding on the line of credit as of December 31, 2001 or June 30, 2002 and the Company was in compliance with all financial covenants under the loan agreement. The highest borrowing level was $1.9 million during the six months ended June 30, 2002 and $4.1 million for the fiscal year ended 2001.

        The Company's majority-owned subsidiary, SAP Learning Solutions Pte Ltd ("SAPLS"), has a Singapore dollar ("SGD") revolving credit facility with a major bank intended for general working capital requirements. The revolving credit facility is secured by a SGD3.0 million (approximately $1.7 million) standby letter of credit provided by the Company and a SGD2.0 million (approximately $1.1 million) corporate guarantee by the Company's joint venture partner. As of December 31, 2001 and June 30, 2002, there was $0.7 million and $1.2 million, respectively, outstanding under this line of credit.

        During the six months ended June 30, 2002, the Company made $1.6 million in capital expenditures, primarily for operating equipment and furniture and fixtures to support its professional and administrative staff, the majority of which was installed at the Company's the new ATL facility. These capital expenditures were primarily funded from available cash, although the Company entered into leases for some of the equipment for the new facility.

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

Contractual Cash Obligations and Other Commercial Commitments (in thousands)

        The following tables reflect a summary of the Company's contractual cash obligations and other commercial commitments as of June 30, 2002:

Contractual Cash Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Long-term debt (1)	$3,496	$498	$1,859	$724	$415
Capital lease obligations	29	13	16	—	—
Operating leases	25,688	6,630	10,007	3,399	5,652

Total Contractual Cash Obligations	$29,213	$7,141	$11,882	$4,123	$6,067

Other Commercial Commitments	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Lines of credit (1)(2)(5)	$1,224	$1,224	$—	$—	$—
Standby letters of credit (3)(4)	2,925	2,925	—	—	—

Total Commercial Commitments	$4,149	$4,149	$—	$—	$—

(1)
Under the Company's bank facilities, the maturity date of the Company's outstanding debts could be accelerated if the Company does not maintain certain covenants.

(2)
The Company's majority-owned subsidiary, SAPLS, has a SGD5.0 million (approximately $2.8 million) revolving credit facility with a major bank intended for general working capital requirements. As of June 30, 2002, $1.2 million was outstanding under this line of credit.

(3)
The SAPLS revolving credit facility is secured by a SGD3.0 million (approximately $1.7 million) standby letter of credit provided by the Company and a SGD2.0 million (approximately $1.1 million) corporate guarantee by the Company's joint venture partner.

(4)
The Company has issued approximately $1.2 million in standby letters of credit as security deposits for its new leased ATL facility located on the campus of UMBC.

(5)
The Company has a revolving line of credit agreement with a commercial bank that is intended for working capital purposes. The unsecured line is for $10.0 million with a sub-limit of up to $3.0 million for the issuance of standby letters of credit, and expires May 31, 2003. There was no outstanding balance on this credit line as of December 31, 2001 or June 30, 2002 and the Company was in compliance with all financial covenants under the loan agreement.

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

  •
  Strategic Alliances. The Company's relationships with its strategic allies, SAP, Siebel, Documentum, and Saba, have been, or are anticipated to be, important sources of revenue. The Company also faces potential competition from software companies, including its strategic allies who, through their client services groups, may choose to compete with the Company. Many of these alliances are informal or terminable by either party with minimal notice. The termination of, or any adverse change in any of these alliances, particularly SAP, could adversely affect the Company's ability to achieve its 2002 revenue and profitability goals.

  •
  General Economic Environment. During 2001 and continuing in 2002, the Company's sales of products and services particularly relating to the IT industry and the automotive sector, experienced a decrease in demand as a result of the general slowdown in the business environment. Sales cycles were lengthened and clients deferred and cancelled certain projects. Although during 2001 and 2002, the Company strengthened its business alliances, expanded its product offerings, and started diversification efforts into other industries, the actual demand for products and services remains difficult to forecast.

  •
  Customer and Industry Revenue Concentration. The Company continues to derive a substantial amount of its revenue from a limited number of key clients. For the second quarter 2002, the Company's top five clients and ten clients represented 40.1% and 52.7% of total revenue, respectively. Clients in the automotive and petroleum-chemical industries generated 23.0% and 15.6% of total revenue, respectively. Most of the Company's engagements have no minimum purchase requirements and may be terminated by the client with little or no notice to the Company. Many of these clients operate in cyclical industries, such as automotive and petroleum-chemical, which are subject to economic factors that affect the clients' revenue and profitability. Automotive industry sales are expected to decline in 2002. While the Company anticipates less work in 2002 with its key automobile manufacturing clients, Performance Solutions has successfully obtained business in other industries and expects to continue diversification efforts, which may partially offset the decline in revenue from clients in the automotive manufacturing industry. If any of the Company's other major clients discontinue doing business with the Company or significantly reduce the amount of products and services they purchase from the Company, the Company's revenue growth and profitability are likely to be adversely affected.

  •
  Software Product Development. The Company has invested in research and software product development and believes that timely development of new software products and enhancements to existing software products will expand its competitive position in the marketplace. The Company anticipates continuing to invest in expanded functionality for some of its product offerings, including global product requirements and industry specific requirements. There can be no assurance that such development efforts will result in products, features, or functionality, or that the products, features, or functionality that are developed will be accepted by the market.

  •
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

  •
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

  •
  Increasing Competition. In recent years, the Company has experienced competition, particularly in the ERP, eSolutions, and eLearning areas of its business. If competition continues to intensify, the Company may find it more difficult to resume revenue growth at rates comparable to its historic growth rates and to improve its profit margins over 2001 levels.

  •
  Attracting and Retaining Personnel. As is the case with most technology companies, the Company experiences turnover in its technical staff. The Company's growth will continue to depend on its ability to attract, develop, and retain a sufficient number of skilled professional employees, and there is intense competition for qualified people. Also, the Company will need to ensure that its technical personnel stay abreast of rapid changes in technology. The Company's operating costs may be higher than management expects if competition for qualified people increases and the Company experiences higher turnover levels.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company does not have significant interest rate risk related to its line of credit, which has an interest rate equivalent to the 30-day LIBOR rate (1.84% on June 30, 2002), plus 1.2%. The Company does not have significant foreign currency risk related to foreign sales because of the amount of funds maintained in foreign payroll and operating accounts. The Company does not have any derivative commodity instruments or other financial instruments such as interest swaps, foreign currency forwards, futures and options, or foreign currency denominated debt, except for credit line debt of its majority-owned subsidiary, SAPLS. The Company does not have commodity price risk or other relevant market risks.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        From time of time, the Company is party to routine litigation in the ordinary course of business. The Company is not currently party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

        At the 2002 Annual Meeting of Stockholders held on Friday, April 26, 2002, the shareholders of RWD Technologies, Inc. Common Stock took the following actions:

  1.
  Elected the persons named below to the Board of Directors by the following vote:

	Term Expiration	For	Withheld
Class I Directors:
H. Shelton	2004	13,850,220	519,366
Class II Directors:
J. Brown	2005	13,846,485	523,101
R. Rubin	2005	13,823,720	545,866
D. Sohr	2005	13,967,472	402,114
D. Yager	2005	13,965,546	404,040
  2.
  Ratified the adoption of an amendment to the Amended 1998 Omnibus Stock Incentive Plan which authorized the registration of an additional 2,000,000 shares of Common Stock for issuance under the Plan. The amendment was ratified by the following vote:

For the motion	Against the motion	Abstain from voting on the motion
11,011,050	1,304,023	7,565
  3.
  Ratified the adoption of an amendment to the Amended and Restated Employee Stock Purchase Plan which authorized the registration of an additional 400,000 shares of Common Stock for issuance under the Plan. The amendment was ratified by the following vote:

For the motion	Against the motion	Abstain from voting on the motion
11,454,925	859,427	8,286

Item 5. Other Information

Change in Independent Public Accountants

        In May 2002, the Company changed independent public accountants. The Company's prior public accountants issued an audit opinion for the Consolidated Financial Statements as of December 31, 2001.

Sarbanes-Oxley Act of 2002

        The Registrant has filed with the Securities and Exchange Commission the certifications of its Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

Exhibit No.	Description
10.1	Employment Agreement, dated as of May 17, 2002, between RWD and David Yager.
  (b)
  Current Reports on Form 8-K

    On May 31, 2002, RWD Technologies, Inc. filed a Current Report on Form 8-K reporting, under Item 4—Changes in Registrant's Certifying Accountant, that the Board of Directors approved the dismissal of Arthur Andersen LLP as RWD's independent public accountants and engaged Ernst & Young LLP to serve as RWD's independent public accountants for 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

RWD TECHNOLOGIES, INC.
By:	/s/ ROBERT W. DEUTSCH Robert W. Deutsch, Ph.D. Chairman of the Board, Chief Executive Officer, President, and Director (Principal Executive Officer)
By:	/s/ BETH MARIE BUCK Beth Marie Buck, CPA Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 14, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ ROBERT W. DEUTSCH Robert W. Deutsch, Ph.D.	Chairman of the Board, Chief Executive Officer, President and Director	August 14, 2002
/s/ BETH MARIE BUCK Beth Marie Buck, CPA	Chief Financial Officer and Vice President	August 14, 2002

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
RWD TECHNOLOGIES, INC. Consolidated Condensed Balance Sheets (In thousands)
RWD TECHNOLOGIES, INC. Consolidated Statements of Operations (Unaudited) (In thousands, except per share data)
RWD TECHNOLOGIES, INC. Consolidated Statements of Cash Flows (Unaudited) (In thousands)
RWD TECHNOLOGIES, INC. Notes to Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES