Form 10-Q
period 2002-09-30
RWD TECHNOLOGIES INC
filed 2002-11-12
CIK 1032373

Use these links to rapidly review the document
RWD TECHNOLOGIES, INC. INDEX FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of October 31, 2002, 15,346,764 shares of common stock, $0.10 par value ("Common Stock"), of the Registrant were outstanding.

RWD TECHNOLOGIES, INC.

INDEX

FORM 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RWD TECHNOLOGIES, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and investments	$11,575	$22,769
Restricted cash and investments	10,351	—
Contract accounts receivable, net	19,261	18,973
Costs and estimated earnings in excess of billings on uncompleted contracts	9,446	7,753
Income tax receivable	6,427	2,755
Prepaid expenses and other	2,164	2,172
Deferred tax assets	3,027	2,635

Total Current Assets	62,251	57,057
Fixed assets, net	10,758	13,346
Goodwill, net	—	12,529
Capitalized software development costs and other assets	4,501	7,872
Restricted cash and investments	2,515	—

Total Assets	$80,025	$90,804

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,260	$11,760
Credit line payable	7,357	717
Billings in excess of costs and estimated earnings on uncompleted contracts	832	2,787
Current portion of long-term debt	547	300

Total Current Liabilities	21,996	15,564
NONCURRENT LIABILITIES:
Long-term debt, net of current portion	2,870	2,399
Deferred tax liabilities	3,027	2,634

Total Liabilities	27,893	20,597

STOCKHOLDERS' EQUITY:
Common stock	1,537	1,530
Additional paid-in capital	47,203	47,735
Accumulated comprehensive income (loss)	451	(126)
Retained earnings	2,941	21,068

Total Stockholders' Equity	52,132	70,207

Total Liabilities and Stockholders' Equity	$80,025	$90,804

See accompanying notes to consolidated financial statements.

RWD TECHNOLOGIES, INC.
Consolidated Statements of Operations
(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Consulting services	$28,054	$26,432	$80,476	$83,547
Products and product services	2,318	2,455	9,039	5,808

Total revenue	30,372	28,887	89,515	89,355

Cost of revenue:
Consulting services	22,026	24,975	65,529	74,584
Products and product services	5,182	1,078	11,661	2,181

Total cost of revenue	27,208	26,053	77,190	76,765

Gross profit	3,164	2,834	12,325	12,590
Selling, general and administrative expenses	6,580	7,665	19,589	21,382
Severance and lease termination expenses	1,760	592	2,522	1,002

Operating loss	(5,176)	(5,423)	(9,786)	(9,794)
Other income (expense), net	(58)	175	(7)	605

Loss before income taxes and cumulative effect of a change in accounting principle	(5,234)	(5,248)	(9,793)	(9,189)
Income tax benefit	(229)	(1,630)	(3,518)	(3,355)

Loss before cumulative effect of a change in accounting principle	(5,005)	(3,618)	(6,275)	(5,834)
Cumulative effect on prior years of changing method of accounting for goodwill	(692)	—	(12,529)	—

Net loss	$(5,697)	$(3,618)	$(18,804)	$(5,834)

Basic and diluted loss per share:
Loss before cumulative effect of a change in accounting principle	$(0.33)	$(0.24)	$(0.41)	$(0.38)
Cumulative effect on prior years of changing method of accounting for goodwill	(0.04)	—	(0.81)	—

Net loss per share	$(0.37)	$(0.24)	$(1.22)	$(0.38)

Weighted average shares outstanding:
Basic calculation	15,395	15,294	15,358	15,236

Diluted calculation	15,395	15,294	15,358	15,236

See accompanying notes to consolidated financial statements.

RWD TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,804)	$(5,834)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	9,240	5,712
Loss on disposal of fixed assets	43	221
Cumulative effect on prior years of changing method of accounting for goodwill	12,529	—
Deferred income taxes	(2,442)	—
Effect of changes in:
Contract accounts receivable	(294)	4,878
Costs and earnings in excess of billings on uncompleted contracts	(1,615)	1,112
Prepaid expenses and other	34	(774)
Income tax receivable	(541)	—
Other assets	(1,474)	(4,634)
Accounts payable and accrued expenses	685	(5,227)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,767)	(531)
Other liabilities	—	180

Net cash used by operating activities	(4,406)	(4,897)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) Sale of investments, net	(1,455)	3,337
Purchase of fixed assets	(2,053)	(2,801)
Proceeds from sale of fixed assets	—	294

Net cash (used) provided by investing activities	(3,508)	830

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(270)	(24)
Borrowings on long-term debt	990	—
Borrowings under line of credit	22,207	29,958
Payments under line of credit	(15,632)	(27,672)
Issuance of common stock	278	375
Repurchase of common stock	(152)	(368)

Net cash provided by financing activities	7,421	2,269

NET DECREASE IN CASH AND CASH EQUIVALENTS	(493)	(1,798)
Effect of exchange rate changes on cash	697	84
CASH AND CASH EQUIVALENTS, beginning of period	3,676	2,596

CASH AND CASH EQUIVALENTS, end of period	$3,880	$882

Supplemental Cash Flow Disclosures:
Income taxes paid	$418	$418
Interest paid	$187	$63
Transfer of investments from unrestricted to restricted	$12,866	$—

See accompanying notes to consolidated financial statements.

RWD TECHNOLOGIES, INC.
Notes to Consolidated Condensed Financial Statements
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

Reclassifications

        Certain reclassifications were made to prior quarters' and prior year's amounts to conform to current quarter presentation.

2.    Basic and Diluted Net Loss per Share:

        Basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options, warrants, and convertible securities. Diluted net loss per share is computed based on the combined weighted-average number of shares and share equivalents outstanding. For all periods presented, potentially dilutive stock options have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. No reconciling items exist between the net loss used for basic and diluted net loss per share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)
Net loss	$(5,697)	$(3,618)	$(18,804)	$(5,834)
Effect of unrealized loss on investments available-for-sale, net of tax	(4)	(6)	(1)	(21)
Effect of unrealized gain on foreign exchange, net of tax	305	327	579	594

Comprehensive loss	$(5,334)	$(3,297)	$(18,226)	$(5,261)

4.    Business Segments:

        The Company has three distinct operating segments: Enterprise Systems, which provides products and services supporting the implementation of enterprise-wide software products and applications; Performance Solutions, which addresses all aspects of manufacturing processes in order to promote continuous improvements; and Latitude360™, which encompasses the design and delivery of information systems to end-users of technology as well as Web-based training, products and services.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)
Revenue (all external):
Enterprise Systems	$13,605	$12,904	$40,073	$36,350
Performance Solutions	12,341	9,080	34,209	29,746
Latitude360	4,426	6,903	15,233	23,259

Total Revenue	$30,372	$28,887	$89,515	$89,355

Gross Profit (Loss):
Enterprise Systems	$2,897	$3,602	$9,472	$7,751
Performance Solutions	3,476	1,321	8,846	5,063
Latitude360	(3,209)	(2,089)	(5,993)	(224)

Total Gross Profit	$3,164	$2,834	$12,325	$12,590

Depreciation and Amortization Expense Allocated To Segments:
Enterprise Systems	$825	$875	$2,359	$1,954
Performance Solutions	202	222	611	717
Latitude360	2,631	390	4,632	1,197

Total Allocated to Segments	3,658	1,487	7,602	3,868
Amount not Allocated to Segments	551	504	1,638	1,844

Total Depreciation and Amortization Expense	$4,209	$1,991	$9,240	$5,712

Revenue (by geography):
United States	$23,505	$25,668	$71,537	$79,233
United Kingdom	5,142	2,493	14,023	8,892
Other	1,725	726	3,955	1,230

Total Revenue	$30,372	$28,887	$89,515	$89,355

5.    Goodwill and Intangible Assets (in thousands, except per share data):

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be subject to periodic impairment testing under a fair value approach. The Company applied these new rules beginning January 1, 2002 and ceased amortizing goodwill. Goodwill, net of accumulated amortization, as of December 31, 2001 was $12,529. Goodwill amortization for the quarters ended March 31, 2001, June 30, 2001, and September 30, 2001 was $179.

        Under SFAS No. 142, the Company was required to test all existing goodwill for impairment as of January 1, 2002, on a "reporting unit" basis. A reporting unit is an operating segment, or one level below an operating segment, the "component" level. The component level is used if it constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company tested the reporting unit related to the 1999 acquisition of Merrimac Interactive Media Corporation, which generated goodwill of $14,290.

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

        As a result of testing goodwill for impairment in accordance with SFAS No. 142 as of January 1, 2002, the Company recorded a non-cash transitional impairment charge of $12,529, or $0.81 loss per share. This amount is reported in the Statement of Operations as a cumulative effect on prior years of changing the method of accounting for goodwill. The charge relates to a component of the Latitude360 segment.

Goodwill

        The 2001 results on a historical basis do not reflect the non-amortization provisions of SFAS No. 142. If the Company had adopted SFAS No. 142 on January 1, 2001, the historical net loss, basic and diluted net loss per common share would have been reduced to the "as adjusted" amounts indicated below.

	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2001
	Net loss	Net loss per basic and diluted common share	Net loss	Net loss per basic and diluted common share
As reported — historical basis	$(3,618)	$(0.24)	$(5,834)	$(0.38)
Add: Goodwill amortization	179	0.01	537	0.04
Income tax effect	(56)	(0.00)	(196)	(0.01)

As adjusted	$(3,495)	$(0.23)	$(5,493)	$(0.35)

6.    Income Taxes (in thousands):

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

        For the year ending December 31, 2002, the Company estimates that its effective annual income tax rate before the cumulative effect of a change in accounting principle and the effect of enacted tax law changes will be approximately 17%. In addition to the income tax benefit associated with 2002 operations, in the first quarter of 2002, the Company recorded an income tax benefit of $1,800 as a result of a U.S. Federal tax law change extending the net operating loss carryback period from two to five years. This change in tax law resulted in a corresponding reduction of a previously recorded valuation allowance for deferred tax assets. As a result of the assessment of the status of deferred tax assets, the net operating loss carryforward was not assured beyond a reasonable doubt and a valuation allowance was recorded against net deferred tax assets previously recognized.

        During the third quarter of 2002, management revised its estimated annual effective tax rate from 32% to 17%. If the Company had estimated the effective annual income tax rate before the cumulative effect of a change in accounting principle and the effect of tax law changes to be 17% for the six months ended June 30, 2002, the loss before cumulative effect of a change in accounting principle, the cumulative effect on prior years of changing method of accounting for goodwill, and net loss would have increased to the "as adjusted" amounts indicated below.

	Six Months Ended June 30, 2002
	As reported	As reported per basic and diluted common share	As adjusted	As adjusted per basic and diluted common share
Loss before income taxes and cumulative effect of a change in accounting principle	$(4,560)		$(4,560)
Income tax benefit	(3,289)		(2,575)

Loss before cumulative effect of a change in accounting principle	(1,271)	$(0.08)	(1,985)	$(0.13)
Cumulative effect on prior years of changing method of accounting for goodwill	(11,837)	(0.77)	(12,529)	(0.81)

Net loss	$(13,108)	$(0.85)	$(14,514)	$(0.94)

7.    Long-Term Debt (in thousands):

        The Company entered into two new long-term debt agreements during the nine months ended September 30, 2002. Information related to the debt agreements as of September 30, 2002 is summarized as follows:

	Interest Rate	Maturities Through	Balance
Note payable	5.07%	March 2007	$446
Note payable	0.00%	February 2012	467

			913
Less current portion			(136)

			$777

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

        The company has certain financial covenants in place under borrowing agreements with its lenders and during the third quarter of 2002, the covenants were amended. The Company was in compliance with all financial covenants under loan agreements as of December 31, 2001 and September 30, 2002.

8.    Exit Activities (in thousands):

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. The Company early adopted the provisions of SFAS No. 146 for restructuring and exit activities initiated after July 1, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, the liability for exit costs was recognized at the date of a company's commitment to an exit plan. Under SFAS No. 146, a liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity shall be recognized and measured at its fair value when the entity ceases using the right conveyed by the contract. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 will affect the timing of recognizing exit and restructuring costs as well as the amount recognized.

        Company management approved a restructuring plan which downsized its Latitude360 operating segment.    This plan includes changes in management and management structure as well as a fundamental reorganization of the operating segment. As a result of this restructuring, the Company recorded $723 in severance charges for the quarter ended September 30, 2002 and $1,066 for the nine months ended September 30, 2002. Restructuring charges included the Company's estimate of employee severance and related costs for employees terminated as a result of the revised business plan. The expenses associated with employee severance are included as a component of loss from operations.

        The Company assessed its available vacant space during the third quarter of 2002 and determined that a charge for the remaining rental payments should be recorded due to uncertainties surrounding the sublease of the space. As a result, the Company recorded an expense of $1,037 in the third quarter of $2002 and $1,456 through the nine months ended September 30, 2002. In connection with the relocation of employees to the ATL, the Company will continue to incur costs related to vacant leased space at the Columbia, Maryland facility. Due to poor general economic conditions, the sublease market for the leased facility is depressed. The Company does not expect to sublease the vacant space between the moving date and the termination of the lease on December 31, 2003. Therefore, in accordance with SFAS No. 146. the Company will likely expense the remaining rental payments of approximately $500 to $700 for the vacant space in the fourth quarter of 2002. In addition to the vacant space charges, the Company will incur approximately $150 to $250 in costs related to moving expenses and other construction expenses in order to prepare the facility for the relocation of personnel. No additional significant costs are expected to be incurred with respect to the relocation. The expenses associated with vacant space charges and moving and construction costs will be presented in the loss from continuing operations.

        The following is a summary of the costs of exit activities recorded in 2002:

	Three months ended September 30, 2002	Nine months ended September 30, 2002
Lease termination costs	$1,037	$1,456
Employee severance	723	1,066

Total	$1,760	$2,522

9.    Software Development Costs (in thousands):

        As discussed in Note 1 to the 2001 consolidated financial statements included in the Company's Annual Report on Form 10-K, the Company amortizes its capitalized software development costs on a product-by-product basis at the greater of the amount determined with reference to total estimated revenues to be generated by the product or the amount computed on a straight-line basis over the product's estimated useful life. During 2001 and 2002, the Company recorded impairment charges through increased amortization of its capitalized software development costs due to slow market acceptance of certain products.

        Total amortization expense for all capitalized software development costs was as follows:

	Three months ended September 30,	Nine months ended September 30,
Amortization expense — 2001	$303	$529
Amortization expense — 2002	2,801	4,891

10.  Cost of Revenue (in thousands):

        During the third quarter of 2002, management reclassified certain costs of revenues from consulting services to products and product services due to an error in the allocation of operating overhead costs. If the Company had reported the cost of revenue in product and product services, the cost of revenues for consulting services would have decreased and the cost of revenues for products and product services would have increased $2,844 for the three and six months ended June 30, 2002. There is no impact of the reclassification on the cost of revenue for the first quarter of 2002 or 2001 amounts. Additionally, the reclassification has no effect on segment profit as previously disclosed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Certain statements contained herein, including statements regarding anticipated future results, development of the Company's services, products, markets and future demands for the Company's services, products, and other statements regarding matters that are not historical facts, are "forward-looking statements," as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include risks and uncertainties, particularly those described in the Company's filings with the Securities and Exchange Commission, including those described in this Quarterly Report under the caption "Business Risks." Consequently, actual results may differ materially from those expressed or implied by these forward-looking statements.

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

Critical Accounting Policies

        The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. The following policies are considered to be the most critical to understanding the judgments that are involved in preparing the financial statements and the uncertainties that could impact the results of operations, financial condition, and cash flows.

        Goodwill and Intangible Assets.    In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company tests goodwill and intangible assets deemed to have indefinite lives for impairment at least annually. As a result of testing goodwill for impairment in 2002, the Company recorded a non-cash charge which is reported as a cumulative effect on prior years of changing the method of accounting for goodwill, as discussed more fully in Note 5 of the financial statements.

        Software Development Costs.    The Company accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

        Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Captialized computer software development costs are amortized, beginning when the product is first available for general release to customers. Periodic amortization is computed on a product-by-product basis at the greater of the amount determined with reference to total estimated revenues to be generated by the product or the amount computed on a straight-line basis with reference to the product's expected life cycle.

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

        Costs incurred in the search for, or the evaluation of, software product alternatives and for the conceptual formulation and the translation of knowledge into a design are considered research and development expenses and are expensed as incurred. Software maintenance costs are also expensed as incurred.

        Revenue Recognition.    The majority of the Company's revenue is generated from consulting fees. The majority of the Company's consulting contracts are on a time-and-materials basis, although many of the contracts contain initial "not-to-exceed" amounts and Company performance obligations. The Company's other consulting contracts are on a fixed-price basis. Revenue is recognized using the percentage of completion method. Consulting contracts generally vary in length from one to 36 months.

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

        Revenue from the sale of multiple-element software license agreements is generally recognized under the residual method at the time of delivery of software products to the customer and when collectibility is probable and there is persuasive evidence of an agreement. Under the residual method, the Company defers revenue on any undelivered element, as indicated by vendor-specific objective evidence of the fair market value of the undelivered element, and recognizes the residual amount in the period in which delivery takes place. The Company does not grant its customers a right of return for a full or partial refund on its products. Revenue from all maintenance, hosting, and customer support agreements is recognized ratably over the term of the agreement, generally one year, with the unrecognized portion at the balance sheet date being recorded as unearned revenue. Revenue from professional services and training relating to products is recognized as the services are performed.

        Income Taxes.    The Company estimates its income tax expense or benefit in interim financial reporting periods by applying the estimated effective annual income tax rate to year-to-date income or loss before income taxes. Effects of changes in tax laws that affect previously recorded deferred income tax assets or liabilities are also recorded in the period that these changes are enacted. Income tax provisions in 2002 associated with the reported loss before the cumulative effect of adopting a new method of accounting for goodwill were determined assuming the cumulative effect adjustment was not a component of the pretax loss. The Company's estimate of its 2002 consolidated effective annual income tax rate is subject to change based on a variety of factors, including estimates of income or loss in U.S. Federal, state and foreign taxing jurisdictions and the proportionate contribution to income or loss of domestic and foreign operations.

Results of Operations

  Quarter Ended September 30, 2002, Compared to Quarter Ended September 30, 2001

        Revenue.    Consolidated revenue increased by $1.5 million, or 5.1%, from $28.9 million for the quarter ended September 30, 2001 to $30.4 million for the quarter ended September 30, 2002. Performance by segment was as follows:

  •
  Enterprise Systems. Revenue increased by $0.7 million, or 5.4%, from $12.9 million for the quarter ended September 30, 2001 to $13.6 million for the 2002 period, representing 44.7% of the Company's total revenue for the third quarter of 2001 and 44.8% of the Company's total revenue for the 2002 period. The increase in revenue was due to stronger demand for services domestically, continued growth internationally, and continued growth in product sales.

  •
  Performance Solutions. Revenue increased by $3.2 million, or 35.9%, from $9.1 million for the quarter ended September 30, 2001, to $12.3 million for the quarter ended September 30, 2002, representing 31.4% of the Company's total revenue for the third quarter of 2001 and 40.6% of the Company's total revenue for the 2002 period. The increased revenue was attributable to continued growth internationally and the success of diversification efforts into the railroad and automotive supplier industries.

  •
  Latitude360. Revenue decreased by $2.4 million, or 35.9%, from $6.9 million for the quarter ended September 30, 2001, to $4.5 million for the quarter ended September 30, 2002, representing 23.9% of the Company's total revenue for the third quarter of 2001 and 14.6% of the Company's total revenue for the 2002 period. The decrease in revenue was due to client deferrals of eLearning corporate initiatives, decreased expenditures for IT projects, longer sales cycles, and slow investment in eLearning products and services by the business community.

        Gross Profit.    Gross profit for the total Company increased $0.4 million, or 11.7%, from $2.8 million for the quarter ended September 30, 2001, to $3.2 million for the quarter ended September 30, 2002, and increased from 9.8% of revenue for the third quarter of 2001 to 10.4% of revenue for the 2002 period as a result of on-going cost alignment efforts to return the Company to profitability. Performance by segment was as follows:

  •
  Enterprise Systems. Gross profit decreased by $0.7 million, or 19.6%, from $3.6 million for the quarter ended September 30, 2001, to $2.9 million for the quarter ended September 30, 2002. Gross profit margin decreased from 27.9% of the segment's revenue for the third quarter of 2001 to 21.3% for the third quarter of 2002. This decrease in gross profit and gross profit margin was a result of increased overhead to support international expansion, increased costs to support newly released products, and increased overhead to strengthen existing and developing partnership and alliance channels.

  •
  Performance Solutions. Gross profit increased by $2.2 million, or 163.2%, from $1.3 million for the quarter ended September 30, 2001, to $3.5 million for the quarter ended September 30, 2002. Gross profit margin increased from 14.5% of the segment's revenue for the third quarter of 2001 to 28.2% for the third quarter of 2002. This increase in gross profit margin resulted primarily from higher revenues of $3.2 million, as well as improvements in staff utilization attributable to a decrease in staff and related overhead costs.

  •
  Latitude360. Gross loss increased $1.1 million, from a loss of $2.1 million for the third quarter of 2001, to a loss of $3.2 million for the 2002 period. Gross profit margin decreased from a negative 30.3% of the segment's revenue for the third quarter of 2001 to a negative 72.5% for the third quarter of 2002. These decreases resulted from the decline in revenue of $2.4 million, higher costs associated with the product support infrastructure of $0.5 million, and a decrease in staff utilization. In addition, there were $2.3 million in charges related to the amortization and write-down to estimated net realizable value for unamortized software development costs. There were minimal amounts of bad debt in the third quarter of 2002 as a result of stronger company credit policies and monitoring efforts. This is a significant improvement to last year's results which included a write-off of $2.0 million. Management also instituted a restructuring plan to reduce operating losses which resulted in severance and other charges as discussed below.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased $1.1 million, from $7.7 million for the third quarter of 2001 to $6.6 million for the third quarter of 2002, decreasing from 26.5% of total revenue for the third quarter of 2001 to 21.7% of total revenue for the 2002 period. During the third quarter of 2002, there were decreases in facility rent of

$0.2 million and marketing and indirect salaries and related personnel expenses of approximately $0.7 million. As required, the Company implemented in 2002 SFAS No. 142, "Goodwill and Other Intangible Assets." As a result of adopting the new accounting standard, which resulted in an expense reduction of approximately $0.2 million for the quarter ended September 30, 2002, the Company no longer amortizes goodwill.

        Severance and Lease Termination Expenses.    Severance and lease termination costs increased $1.1 million, from $0.6 million for the third quarter of 2001 to $1.7 million for the third quarter of 2002, increasing from 2.1% of total revenue for the third quarter of 2001 to 5.8% of total revenue for the 2002 period. The increase in severance expenses resulted from management's restructuring plan approved by management in the third quarter of 2002 relating to the Latitude360 operating segment. In addition, management evaluated the ability to sublease vacant space in its current facilities. As a result of this assessment, the Company recorded a non-cash charge for future rental payments related to this vacant space of $1.0 million. These charges are reported as an operating loss in the Statement of Operations discussed in Note 8 of the financial statements.

        Operating Loss.    As a result of the preceding discussion, the Company's operating loss decreased by $0.2 million, from an operating loss of $5.4 million for the third quarter of 2001 to an operating loss of $5.2 million for the third quarter of 2002.

        Other Income and Expense.    Other income and expense decreased $0.3 million from income of $0.2 million for the third quarter of 2001 to an expense of $0.1 million for the third quarter of 2002. This decrease resulted from higher levels of interest expense and lower interest income.

        Income Tax Benefit.    Income tax benefit decreased $1.4 million, from $1.6 million for the third quarter of 2001 to $0.2 million for the third quarter of 2002. The change in the income tax benefit resulted from the revision of the annual effective tax rate from 32% to 17%. The tax benefit for the third quarter of 2002, as well as the cumulative effect on prior years of changing method of accounting for goodwill, were adjusted to reflect this change.

        Net Loss.    Net loss increased $2.1 million from a loss of $3.6 million for the third quarter of 2001 to a loss of $5.7 million for the third quarter of 2002. The net loss for the third quarter of 2002 included a revision to the tax benefit to adjust the year-to-date tax benefit and cumulative effect on prior years of changing method of accounting for goodwill to reflect the estimated effective annual tax rate of 17% for 2002.

  Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001

        Revenue.    Consolidated revenue increased by $0.1 million, or 0.2%, from $89.4 million for the nine months ended September 30, 2001 to $89.5 million for the nine months ended September 30, 2002. Performance by segment was as follows:

  •
  Enterprise Systems. Revenue increased by $3.7 million, or 10.2%, from $36.4 million for the nine months ended September 30, 2001 to $40.1 million for the 2002 period, representing 40.7% of the Company's total revenue for the nine months ended September 30, 2001 and 44.8% of the Company's total revenue for the 2002 period. The increase in revenue was due to higher product sales of $3.2 million and the results of strategic relationships and alliances.

  •
  Performance Solutions. Revenue increased by $4.5 million, or 15.0%, from $29.7 million for the nine months ended September 30, 2001, to $34.2 million for the nine months ended September 30, 2002, representing 33.3% of the Company's total revenue for the nine months ended September 30, 2001 and 38.2% of the Company's total revenue for the 2002 period. The increased revenue was attributable to continued growth internationally and the success of diversification efforts into the railroad and automotive supplier industries.

  •
  Latitude360. Revenue decreased by $8.1 million, or 34.5%, from $23.3 million for the nine months ended September 30, 2001 to $15.2 million for the nine months ended September 30, 2002, representing 26.0% of the Company's total revenue for the nine months ended September 30, 2001 and 17.0% of the Company's total revenue for the 2002 period. The decrease in revenue was due to client deferrals of corporate eLearning initiatives, decreased expenditures for IT projects, longer sales cycles, and slow investment in eLearning products and services by the business community.

        Gross Profit.    Gross profit for the total Company decreased by $0.3 million, or 2.1%, from $12.6 million for the nine months ended September 30, 2001, to $12.3 million for the nine months ended September 30, 2002, and decreased from 14.1% of revenue for the nine months ended September 30, 2001 to 13.8% of revenue for the 2002 period. Performance by segment was as follows:

  •
  Enterprise Systems. Gross profit increased by $1.7 million, or 22.2%, from $7.8 million for the nine months ended September 30, 2001, to $9.5 million for the nine months ended September 30, 2002. Gross profit margin increased from 21.3% of the segment's revenue for the nine months ended September 30, 2001 to 23.6% for the 2002 period. This increase in gross profit and gross profit margin was due to an increase in product sales of $3.2 million and a decrease in operating costs as a percentage of revenue from 78.7% for the nine months ended September 30, 2001 to 76.4% for the nine months ended September 30, 2002 as part of the Company-wide initiative to reduce and better align costs with revenues.

  •
  Performance Solutions. Gross profit increased by $3.8 million, or 74.7%, from $5.0 million for the nine months ended September 30, 2001, to $8.8 million for the nine months ended September 30, 2002. Gross profit margin increased from 17.0% of the segment's revenue for the nine months ended September 30, 2001 to 25.9% for the 2002 period. This increase in gross profit and gross profit margin was due to an increase in sales of 15.0% and a decrease in operating costs as a percentage of revenue from 83.0% for the nine months ended September 30, 2001 to 74.1% for the nine months ended September 30, 2002 as part of the Company-wide initiative to reduce and better align costs with revenues.

  •
  Latitude360. Gross loss increased $5.8 million, from a loss of $0.2 million for the nine months ended September 30, 2001, to a loss of $6.0 million for the nine months ended September 30, 2002. Gross profit margin decreased from a negative 1.0% of the segment's revenue for the nine months ended September 30, 2001 to a negative 39.3% for the 2002 period. This decrease primarily resulted from declining revenues of $8.1 million and increased costs associated with product development and product support efforts of $1.1 million. In addition, there were $3.6 million in charges related to the amortization and write-down to estimated net realizable value of unamortized software development costs. There were minimal amounts of bad debt during the nine months ended September 30, 2002 as a result of company credit policies and monitoring efforts. This is a significant improvement over last year's results which included a write-off of $2.0 million. Management also instituted a restructuring plan to reduce operating losses which resulted in severance and other charges as discussed below.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased $1.8 million, from $21.4 million for the nine months ended September 30, 2001 to $19.6 million for the 2002 period, decreasing from 23.9% of total revenue for the nine months ended September 30, 2001 to 21.9% of total revenue for the 2002 period. During the nine months ended September 30, 2002, there were reductions in facilities rent of $0.8 million, indirect travel of $0.1 million, and bad debt expense of $0.3 million. During the nine months ended September 30, 2002, the Company implemented SFAS No. 142, "Goodwill and Other Intangible Assets." As a result of adopting the new accounting standard, the Company no longer amortizes goodwill, which resulted in an expense reduction of approximately $0.6 million for the nine months ended September 30, 2002.

        Severance and Lease Termination Expenses.    Severance and lease termination costs increased $1.5 million, from $1.0 million for the nine months ended September 30, 2001 to $2.5 million for the 2002 period, increasing from 1.1% of total revenue for the nine months ended September 30, 2001 to 2.8% of total revenue for the 2002 period. The increase in severance expenses was due primarily to the management restructuring plan approved by management in an effort to return the Latitude360 operating segment to profitability. In addition, management assessed the ability to sublease vacant space in its current facilities. As a result of this assessment, the Company recorded a non-cash charge related to future rental payments for vacant space of $1.5 million. This charge is reported as an operating loss in the Statement of Operations as discussed in Note 8 of the financial statements.

        Operating Loss.    As a result of the preceding, the Company's operating loss was $9.8 million for both the nine months ended September 30, 2001 and the nine months ended September 30, 2002.

        Other Income.    Other income decreased $0.6 million from the nine months ended September 30, 2001 to the nine months ended September 30, 2002. The decrease primarily resulted from a decrease in interest income and a decrease in minority interest income from the Company's majority-owned joint venture, SAPLS.

        Income Tax Benefit.    Income tax benefit increased $0.1 million, from $3.4 million for the nine months ended September 30, 2001 to $3.5 million for the nine months ended September 30, 2002. The Company's effective income tax benefit for its loss before the cumulative effect of a change in accounting principle was 36% for the nine months ended September 30, 2001 and 2002. The tax benefit in the 2002 period includes a $1.8 million benefit recorded in the first quarter of 2002 as a result of a change in the U.S. Federal tax law that extended the net operating loss carryback from two to five years. Excluding this benefit resulting from a tax law change, the effective income tax benefit for the nine months ended September 30, 2002 was 17%. This rate differs from the U.S. statutory income tax rate of 34% principally because the Company expects to record benefits from its operating losses in 2002 only to the extent that it can carryback those losses and recover taxes paid in previous years.

        Cumulative effect on prior years of changing method of accounting for goodwill.    As a result of the implementation of SFAS No. 142, the Company recognized an impairment loss of $12.5 million on goodwill. The effects of adopting the new accounting standard on 2002 and 2001 operating results are discussed in Note 5 of the financial statements.

        Net loss.    Net loss increased by $13.0 million, from a net loss of $5.8 million for the nine months ended September 30, 2001 to a net loss of $18.8 million for the nine months ended September 30, 2002.

Liquidity and Capital Resources

        The Company's cash and investments were $24.4 million as of September 30, 2002, of which $12.9 million was restricted and designated as collateral for borrowed amounts, compared to $22.8 million as of December 31, 2001. The Company's working capital was $40.3 million as of September 30, 2002, and $41.5 million as of December 31, 2001. Additionally, as of September 30, 2002, there was a $6.4 million tax receivable outstanding from the IRS and several local taxing authorities.

        The Company's operating activities used cash of approximately $4.4 million for the nine months ended September 30, 2002, compared to using cash of $4.9 million for the nine months ended September 30, 2001. Included in the Company's net loss are several non-cash charges for the nine months ended September 30, 2002. These non-cash charges and other items affecting the net loss for the nine months ended September 30, 2002 are described above in the discussion of the Company's results of operations. The change in cash used for operating activities is primarily due to improving earnings before non-cash items, which consist principally of depreciation and amortization and a goodwill impairment charge. For the nine months ended September 30, 2002, earnings before depreciation and amortization and non-cash charges were $0.6 million, compared to $0.1 million in the comparable 2001 period.

        Investing activities used cash of approximately $3.5 million for the nine months ended September 30, 2002, compared to providing cash of $0.8 million for the nine months ended September 30, 2001. Cash used for investing activities for the nine months ended September 30, 2002 consisted primarily of purchases of fixed assets and investments, as well as the purchase of investments as collateral for loans obtained to fund a portion of the Company's leased ATL facility. For the nine months ended September 30, 2001, investing activities consisted primarily of the sale of investments offset by the purchase of fixed assets.

        Financing activities provided cash of approximately $7.4 million for the nine months ended September 30, 2002, compared to providing $2.3 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, cash provided by financing activities consisted of the borrowings of long-term debt and draws under the credit line. During the nine months ended September 30, 2002, the Company obtained a $0.5 million interest-free loan from the Baltimore County Economic Development Authority to provide additional funding for the leased ATL facility at UMBC. Monthly principal repayments began in March 2002 and are due ratably over a ten-year period. Additionally, the Company obtained a $0.5 million loan from a commercial bank for funding of operating equipment needs at the ATL facility. Monthly principal and interest payments began in April 2002 and are due ratably over a five-year period.

        The Company has a $10.0 million secured revolving line of credit with a commercial bank, which bears interest at the 30-day LIBOR rate (1.82% on September 30, 2002), plus 1.2%. The Company utilizes this line of credit regularly to finance a portion of its working capital needs. There was no balance outstanding on the line of credit as of December 31, 2001. The balance outstanding on the line of credit was $5.7 million as of September 30, 2002. The highest borrowing level was $5.7 million during the nine months ended September 30, 2002 and $4.1 million during 2001.

        The Company's majority-owned subsidiary, SAP Learning Solutions Pte Ltd ("SAPLS"), has a Singapore dollar ("SGD") revolving credit facility with a major bank intended for general working capital requirements. The revolving credit facility is secured by a SGD3.0 million (approximately $1.7 million) standby letter of credit provided by the Company and a SGD2.0 million (approximately $1.1 million) corporate guarantee by the Company's joint venture partner. As of December 31, 2001 and September 30, 2002, there was $0.7 million and $1.7 million, respectively, outstanding under this line of credit.

        During the nine months ended September 30, 2002 and 2001, the Company made $2.1 million and $2.8 million in capital expenditures, respectively, primarily for operating equipment and furniture and fixtures to support its professional and administrative staff, the majority of which were installed at the Company's leased ATL facility. These capital expenditures were primarily funded from available cash, although the Company entered into leases for some of the equipment for the new facility.

        During 2002 and continuing into 2003, the Company anticipates it will significantly reduce the level of capital and product development expenditures from 2001 levels. The Company expects to fund those expenditures from a combination of available cash and alternative financing methods, such as equipment leases or asset-based borrowings. The Company believes its existing cash balances, cash provided by future operations, cash provided by income tax refunds, and its line of credit will be sufficient to meet the Company's working capital and other cash needs at least through 2003.

Contractual Cash Obligations and Other Commercial Commitments (in thousands)

        The following tables reflect a summary of the Company's contractual cash obligations and other commercial commitments as of September 30, 2002:

Contractual Cash Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Long-term debt (1)	$3,391	$534	$1,890	$584	$383
Capital lease obligations	26	13	13	—	—
Operating leases	24,103	6,643	8,833	3,386	5,241

Total Contractual Cash Obligations	$27,520	$7,190	$10,736	$3,970	$5,624

Other Commercial Commitments	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Lines of credit (1)(2)(5)	$7,357	$7,357	$—	$—	$—
Standby letters of credit (3)(4)	2,947	2,947	—	—	—

Total Commercial Commitments	$10,304	$10,304	$—	$—	$—

(1)
Under the Company's bank facilities, the maturity date of the Company's outstanding debts could be accelerated if the Company does not maintain certain covenants. Approximately $2.5 million is secured by the Company's cash and investments.

(2)
The Company's majority-owned subsidiary, SAPLS, has a SGD5.0 million (approximately $2.8 million) revolving credit facility with a major bank intended for general working capital requirements. As of September 30, 2002, $1.7 million was outstanding under this line of credit.

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

(5)
The Company has a revolving line of credit agreement with a commercial bank that is intended for working capital purposes. The secured line is for $10.0 million with a sub-limit of up to $3.0 million for the issuance of standby letters of credit, and expires May 31, 2003. There was no balance outstanding on December 31, 2001. There was a $5.7 million outstanding balance on this credit line as of September 30, 2002. The Company has certain financial covenants in place under borrowing agreements with its lenders and during the quarter ended September 30, 2002, the covenants were amended. The Company was in compliance with all financial covenants under the loan agreements as of December 31, 2001 and September 30, 2002.

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. The Company early adopted the provisions of SFAS No. 146 for restructuring and exit activities initiated after July 1, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit costs was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 will affect the timing of recognizing exit and restructuring costs as well as the amount recognized. The effects and disclosures related to the adoption of the new accounting standard on 2002 are discussed in Note 8 of the financial statements.

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

  •
  Strategic Alliances. The Company's relationships, both formal and informal, with its strategic allies, SAP, Siebel, and Documentum, have been, or are anticipated to be, important sources of revenue. The Company also faces potential competition from software companies, including its strategic allies who, through their client services groups, may choose to compete with the Company. Many of these alliances are terminable by either party with minimal notice. The termination of, or any adverse change in any of these alliances, particularly SAP, could adversely affect the Company's operating segments' ability to achieve their 2002 revenue and profitability goals.

  •
  General Economic Environment. During 2001 and 2002, the demand for the Company's sales of services and products, particularly those relating to the IT and automotive industries, decreased as a result of the general slowdown in the business environment. Sales cycles were lengthened, pricing pressures increased, and clients deferred and/or cancelled certain projects. Although during 2001 and 2002 the Company strengthened its business alliances, expanded its product offerings, and started diversification efforts into other industries, the future demand for the Company's services and products remains difficult to forecast.

  •
  Customer and Industry Concentration. The Company continues to derive a substantial amount of its revenue from a limited number of key clients. For the third quarter of 2002, the Company's top five and ten clients represented 42.0% and 55.0% of total revenue, respectively. As of September 30, 2002, the Company's top five and ten revenue clients represented 61.8% and 70.4% of total accounts receivable outstanding, respectively. For the third quarter of 2002, clients in the automotive, petroleum- chemical industries, and railroad industries generated 25.0%, 11.3%, and 10.2% of total revenue, respectively. Most of the Company's engagements have no minimum purchase requirements and may be terminated by the client with little or no notice to the Company. Many of these clients operate in cyclical industries, such as automotive, petroleum-chemical, and railroad, which are subject to economic factors that affect the clients' revenue and profitability. While the Company anticipates less work in 2002 with its key automobile manufacturing clients, Performance Solutions segment has successfully diversified operations into other industries which partially offset the decline in revenue from clients in the automotive manufacturing industry. If any of the Company's other major clients discontinue doing business with the Company or significantly reduce the amount of products and services they purchase from the Company, the Company's revenue growth and profitability are likely to be adversely affected.

  •
  Software Product Development. The Company has invested in research and software product development and believes that timely development of new software products and enhancements to existing software products are necessary to expand its competitive position in the marketplace. The Company anticipates continuing to invest in expanded functionality for some of its product offerings, including global product requirements and industry specific requirements. There can be no assurance that such development efforts will result in products, features, or functionality, or that the products, features, or functionality that are developed will be accepted by the market.

  •
  Geographic Expansion. The Company continues to expand its operations and marketing efforts in Europe, Canada, and Asia, including establishing offices and expatriating employees, thereby incurring significant operating costs. The company also has a majority-owned joint venture subsidiary, SAPLS, which has operations in Asia. If these efforts fail to produce revenue at expected levels or within the timeframe predicted by management, operating margins will be adversely affected. International operations present a number of risks, such as adverse currency exchange rate fluctuations, trade barriers, cultural differences, and possible changes in taxes, laws, and policies governing the operations of foreign-based companies. The Company has no control over these factors, any of which could adversely affect the Company's results of operations and demand for its services abroad.

  •
  Rapidly Changing Information Technology Sector. The IT industry is subject to significant and rapid changes in technology and the demand for particular products and services. If the Company fails to identify shifting demand for particular IT services or products or does not develop the expertise necessary to provide services for which there is new demand, the Company's revenue growth and profitability are likely to be adversely affected. The Company cannot be certain that it will experience renewed growth in demand for these services and products.

  •
  Competition. The Company has experienced competition, particularly in the ERP, eSolutions, and eLearning areas of its business. Recent general economic conditions has created significant competitor-driven pricing pressures and other industry-related pressures. If competition continues to intensify, the Company may find it increasingly difficult to resume revenue growth and to improve its profit margins over current levels.

  •
  Attracting and Retaining Personnel. As is the case with most consulting companies, the Company experiences turnover in its technical and professional staff. The Company's growth will continue to depend on its ability to attract, develop, and retain a sufficient number of skilled professional employees. Also, the Company will need to ensure that its technical personnel stay abreast of rapid changes in technology. The Company's operating costs may be higher than management expects if competition for qualified people increases and the Company experiences higher turnover levels.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company does not have significant interest rate risk related to its line of credit, which has an interest rate equivalent to the 30-day LIBOR rate (1.82% on September 30, 2002), plus 1.2%. The Company does not have significant foreign currency risk related to foreign sales because of the amount of funds maintained in foreign payroll and operating accounts. The Company does not have any derivative commodity instruments or other financial instruments such as interest swaps, foreign currency forwards, futures and options, or foreign currency denominated debt, except for credit line debt of its majority-owned subsidiary, SAPLS, which is denominated in Singapore dollars. The Company does not have commodity price risk or other relevant market risks.

Item 4. Controls and Procedures

        (a)  Evaluation of disclosure controls and procedures. During the 90-day period prior to the filing date of this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

        (b)  Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the evaluation date, and no corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        From time of time, the Company is party to routine litigation in the ordinary course of business. The Company is not currently party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the third quarter of 2002.

Item 5. Other Information

Sarbanes-Oxley Act of 2002

        The Company has filed with the Securities and Exchange Commission the certifications of its Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (the "Act") on Form 8-K (Item 9), filed the date hereof. The Certifications required by Section 302 of the Act are included herewith.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

    None.

  (b)
  Current Reports on Form 8-K

    On July 25, 2002, RWD Technologies, Inc. filed a Current Report on Form 8-K disclosing, under Item 5—Other Events and Item 9—Regulation FD Disclosure, the second quarter Press Release dated July 23, 2002 and the transcript of the July 24, 2002 Earnings Conference Call.

    On August 7, 2002, RWD Technologies, Inc. filed a Current Report on Form 8-K disclosing under Item 5—Other Events, the resignation of Dr. David Yager as president of the Company's Latitude360 operating segment.

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

Dated: November 12, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ ROBERT W. DEUTSCH Robert W. Deutsch, Ph.D.	Chairman of the Board, Chief Executive Officer, President and Director	November 12, 2002
/s/ BETH MARIE BUCK Beth Marie Buck, CPA	Chief Financial Officer and Vice President	November 12, 2002

CERTIFICATIONS

        Each of the undersigned, in his/her capacity as an officer of RWD Technologies, Inc., provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R. §240.13a-14.

I, Robert W. Deutsch, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of RWD Technologies, Inc;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

  c.
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a.
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002

By:	/s/ ROBERT W. DEUTSCH Robert W. Deutsch, Ph.D. Chairman of the Board, Chief Executive Officer, President, and Director (Principal Executive Officer)

I, Beth Marie Buck, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of RWD Technologies, Inc;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

  c.
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a.
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002

By:	/s/ BETH MARIE BUCK Beth Marie Buck, CPA Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)