Form 10-K
period 2002-12-31
RWD TECHNOLOGIES INC
filed 2003-03-31
CIK 1032373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-22145

RWD TECHNOLOGIES, INC.

(Exact name of registrant as specified in charter)

Maryland	52-1552720
(State or other jurisdiction of incorporation or organization)	(IRS employer identification No.)

5521 Research Park Drive, Baltimore, Maryland	21228
(formerly 10480 Little Patuxent Parkway, Columbia, Maryland) (Address of principal executive office)	(formerly 21044) (Zip Code)

Registrant’s telephone number, including area code: (410) 869-1000

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Class:

Common Stock, par value $0.10 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the voting stock held by non-affiliates was $11,797,975 (based upon the closing price for shares of the registrant’s common stock as reported by The National Market System of the National Association of Securities Dealers Automated Quotation System as of that date.)  Shares of common stock beneficially held by each executive officer and director and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 3, 2003, 15,397,588 shares of Common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

RWD TECHNOLOGIES, INC.

FORM 10-K

i

PART I

Item 1.  Business

Overview

RWD Technologies, Inc., (“RWD” or the “Company”) provides a broad range of integrated products and solutions designed to improve the productivity and effectiveness of workers in complex operating environments. As the scope and complexity of technology used by businesses increases and the global business environment becomes more competitive, companies are increasingly focused on maximizing the return on their advanced technology and eCommerce investments. To achieve this goal, companies must ensure their employees receive effective support, including information systems, performance support tools, manufacturing processes, documentation systems and training, to operate these advanced systems effectively.

Since the Company’s founding in 1988, it has expanded its services to meet the needs of its clients and to address market demands. As the business evolves, strategic initiatives focus on aligning the organization to best serve the customers, emphasizing learning products, expanding strategic partnerships, and pursuing additional international business. One of the Company’s strategic initiatives in 2000 was a major reorganization into three operating segments:  Enterprise Systems, which provides products and services supporting the implementation of enterprise-wide systems and applications; Performance Solutions, which addresses all aspects of manufacturing processes in order to promote continuous improvements and eliminate waste; and Applied Technology Solutions (formerly Latitude360), which focuses on the design and delivery of end-user technology solutions as well as Web-based training. Each segment leverages the technological capabilities of the other segments and pursues an integrated marketing approach to offer a broad array of solutions to its clients.  RWD’s wide range of service offerings include:

•                  Blended learning solutions for classroom, Web-based and offline systems

•                  Content management services

•                  Customer Relationship Management (“CRM”) systems

•                  Data warehouse services

•                  eBusiness strategy and transformation

•                  eLearning

•                  End-user learning solutions

•                  Enterprise Resource Planning (“ERP”) services

•                  ERP optimization and post go-live services

•                  Integrated Medical Communication Systems

•                  Lean consulting business transformation

•                  Lean production system implementation

•                  Learning services provided via online universities

•                  Offline learning and wireless solutions

•                  Organizational change management services

•                  Outsourcing of training and human performance programs

•                  Plant and manufacturing line start-up and troubleshooting services

•                  Product launch support

•                  Project management consulting

•                  Quality engineering

•                  Sales Force Automation (“SFA”) systems

•                  Software development

•                  Systems integration

•                  Web-based solutions for workplace performance support

•                  Web-based testing and assessment

•                  Website and portal development

The Company’s products and services are designed to improve clients’ product quality, worker productivity, and competitiveness and to ensure clients receive an attractive return on their technology investments. RWD’s services integrate comprehensive expertise in information technology, ERP software implementation services, performance support, and lean manufacturing consulting in a coordinated manner, with services customized to the individual needs of each client. During 2002, the Company continued its programs for developing products to support consulting services and client training initiatives. The Company believes its focus on end-user performance, embedded in all its service offerings, differentiates the Company from most of its competitors in the eCommerce planning, performance support, and information technology (“IT”) services marketplaces. The Company’s registered service mark, “We bring people and technology together,”® succinctly describes the Company’s unique focus.

RWD was founded with the objective of applying proven performance support methodologies to large U.S. industrial companies. RWD’s founder believed that U.S. industrial companies were making substantial investments in automation and other advanced operating technologies but achieving relatively low returns on those investments. These low returns appeared to result from inadequate training and lack of performance support systems for their end-users. The Company’s first major client was DaimlerChrysler, a company that it continues to serve today.

The Company’s client list represents over 20 industries, including automotive, transportation, food and beverage, petroleum-chemical, financial and banking, telecommunications, consumer products, equipment manufacturing, and pharmaceutical. The Company targets industries where its expertise and experience can match the unique needs of participants in those industries.

RWD Products and Services

The Company offers its products and services through three business segments: Enterprise Systems, Performance Solutions, and Applied Technology Solutions. These segments produced 45.5, 38.8, and 15.7 percent, respectively, of the Company’s total 2002 revenue.  The Company believes its ability to deliver integrated solutions that leverage the full breadth of its expertise, in such areas as information technology, end-user support, performance analysis, and documentation, is a significant differentiator and competitive advantage.

Enterprise Systems. Enterprise Systems’ products and services generated $46.8 million (or 35.0 percent), $48.0 million (or 40.6 percent), and $53.5 million (or 45.5 percent) of RWD’s total revenue in 2000, 2001, and 2002, respectively. Capitalizing on its end-user focus and performance support expertise, RWD has developed a growing service area supporting the implementation of enterprise-wide software applications, principally software from SAP, the world’s top selling ERP software, but also PeopleSoft, Oracle, and other custom ERP applications.  The Company’s alliance agreement with SAP generated approximately $31.5 million of revenue, representing 59.0 percent of revenue for the Enterprise Systems segment during 2002.

RWD provides its services through a wide array of tools and accelerators, both those supplied by the applications providers and those developed by the Company. Enterprise Systems has developed and enhanced several versions of its RWD Info Pak® suite of products to extend them beyond English and the major European languages to include Japanese, Korean, and Chinese, as well as beyond SAP to work with other enterprise software applications, such as PeopleSoft and Oracle. The use of these accelerators and tools substantially enhances the efficiency and effectiveness of the development and deployment of RWD’s end-user performance support solutions. The Company uses its unique end-user approach to support ERP software implementation efforts by Fortune 1000 and middle market companies. This approach is designed to ensure that system end-users have the knowledge, skills, and tools necessary to operate effectively during and after ERP software implementations.

In addition to its end-user performance support solutions, RWD offers a range of consulting services designed to optimize performance of end-users of enterprise applications. These post-implementation optimization services provide clients with a rapid assessment of performance improvement opportunities in their organizations, user populations, technology applications, and business processes. The Company’s services to clients implementing enterprise systems include:

•                  End-user support services, including context-sensitive online help systems, learning management, electronic document management, electronic performance support systems, eLearning, knowledge management, end-user training and support strategies, SAP R/3 Knowledge Warehouse implementations, PeopleSoft End-user Training Product implementations, training delivery and evaluation, and Web-based support strategies.

•                  Consulting services, such as organizational change management, post implementation optimization and support, business process analysis and mapping, information planning, organization performance assessments, and strategic planning.

•                  Product offerings include: RWD Info Pak®, an integrated suite of software that accelerates development, organization, and distribution of documentation, training materials, and online help to maximize the effectiveness of learning materials; RWD Performance Pak®, a comprehensive, custom library of business process-related training content for ERP applications; and RWD eLearning Content Titles, a Web-based training library of instructor-less distance learning materials covering selected ERP business processes such as SAP™ 4.6 Navigation and Employee Self Service.

In 2002, Enterprise Systems expanded its relationship with SAP worldwide by extending its alliances with SAP America, SAP Canada, SAP Brazil, SAP United Kingdom, and SAP Greece to include SAP BENELUX (Belgium, Netherlands, and Luxembourg), SAP Nordic (Denmark, Sweden, Norway, and Finland) and SAP Mexico. To support this, Enterprise Systems has established operations in Belgium and begun hiring additional personnel in Europe. Additionally, SAP Learning Solutions (“SAPLS”), a joint venture between RWD and SAP Asia that was formed in February 2001, completed its first full year of supporting clients in Australia, India, Malaysia, Japan, and Singapore in 2002.

Performance Solutions. Performance Solutions’ services generated $48.6 million (or 36.4 percent), $40.2 million (or 34.1 percent), and $45.6 million (or 38.8 percent) of RWD’s total revenue in 2000, 2001, and 2002, respectively. Performance Solutions is a worldwide full service provider of manufacturing expertise in leading-edge technologies and processes. The activities of this segment are arranged into two major categories: Global Lean Solutions and Human Performance Solutions.

'The Global Lean Solutions area specializes in providing lean manufacturing services to its clients. These services are based upon an integrated operating system that has been developed and refined by the Japanese over many years to address all aspects of manufacturing operations. Lean manufacturing results in higher quality products, lower cost, and more timely delivery. The system is comprised of a number of elements that eliminate waste, support the individual operator, and promote continuous improvement.

The major components of lean manufacturing include high machine reliability, level production, just-in-time material control, “stop-the-line” operating procedures, and the human systems that support this manufacturing philosophy. This system combines many elements, many of which are specific, simple-to-understand tools such as error-proofing, standardized work procedures, and workstation organization techniques. Implementation of the entire process is a complex and lengthy undertaking because all elements must be implemented together over time to achieve the full benefits of this approach. RWD provides lean manufacturing implementation guidance through a team of experts who have substantial experience using and deploying this systems approach to manufacturing.

The Human Performance Solutions area provides high quality improvement solutions, ranging from training to technology-based solutions. Services encompass technical consulting, business and work process optimization and integration, new product launch support services, plus a range of corporate education design, development, and delivery solutions. Human Performance Solutions’ services include Technical Operation Performance Support (“TOPS”), a unique approach for maximizing the troubleshooting skills of personnel who operate process plants, such as petroleum refineries and chemical plants.

As an example of RWD’s work during 2002, Performance Solutions assisted a major railcar manufacturer in optimizing reliability of its trains by utilizing management communication centers and lean manufacturing solutions.  RWD was able to improve the fleet’s mean distance between failures by 500 percent, while the client simultaneously increased its fleet size from 415 to 680 rail cars in service.

Applied Technology Solutions. Applied Technology Solutions’ products and services generated $38.3 million (or 28.6 percent), $29.8 million (or 25.3 percent), and $18.4 million (or 15.7 percent) of RWD’s total revenue for 2000, 2001, and 2002, respectively. The focus of this segment is bringing Internet technologies to businesses and maximizing employee performance. Services include eLearning and eBusiness solutions, such as University360TM (a suite of corporate university products), eLearning strategy, courseware development, technology consulting, and systems development and integration. Client requirements can be customized to include only the components critical to the client’s education and training processes.

During 2002, Applied Technology Solutions worked with pharmaceutical companies in an effort to streamline operations and find efficiencies while at the same time ensuring compliance with regulatory and reporting requirements of the pharmaceutical industry.  Throughout this process, management focused on packaged service offerings, which offered technology solutions for clients.  RWD was able to find synergies within the segment and throughout the whole company to offer clients technology solutions within the pharmaceutical industry.

Clients

The Company provided services to clients in the following industries during 2002:

Industries

Aerospace

Automotive Parts Manufacturing

Automotive Manufacturing

Chemical

Computer Hardware and Software

Consumer Products

Education

Electronics

Entertainment and Media

Financial Services

Food and Beverage

Government

Healthcare Delivery

Industrial and Farm Equipment

Other Manufacturing

Petroleum

Pharmaceuticals

Railroad

Telecommunications

Utilities

Wholesale/Retail

The following is a list of representative clients served by the Company during 2002. These clients generated, in the aggregate, more than 83 percent of the Company’s 2002 revenue.

Clients

Agilent Technologies

Air Products and Chemicals

AMD

American Institute of Certified Public Accountants (AICPA)

Arbitron

Aventis Pharmaceuticals

BASF

BearingPoint (formerly known as KPMG Consulting)

Bombardier Transportation

Bristol-Myers Squibb

Cap Gemini, Ernst & Young

Chevron

Cisco

Clorox

Conagra Foods

DaimlerChrysler

Deere & Co

Delta Air Lines

Dow Chemical

DuPont

Expanets

ExxonMobil

Ford Motor Company

FPL Group (Florida Power & Light)

Gates

GlaxoSmithKline

GrayBar Electric Company

Hampsons Aerospace Machining

Harvard University

Hydro Automotive Structures

Immunex Corporation

Jaguar Cars Limited

Kindred Healthcare

Kraft Foods

Land Rover

Merck & Co.

North Carolina Department of Transportation

Panasonic Consumer Products

Pharmacia

Philip Morris USA

Philips Petroleum Company

Publix Super Markets

SAP America

SAP UK

Sauer-Danfoss

Schering Plough Research Inst.

SimplexGrinnell

TotalFinaElf

W.W. Grainger

In 2002, RWD provided products and services to over 330 companies in more than 20 industries. In 2002, product sales accounted for 10.9 percent of total revenues.  DaimlerChrysler, the Company’s largest client, generated 18.6 percent, 17.7 percent, and 19.0 percent of total revenue in 2000, 2001, and 2002, respectively. Ford Motor Company generated 12.0 percent, 7.1 percent, and 2.6 percent of total revenue in 2000, 2001, and 2002, respectively.  The Company’s top five clients in 2000, 2001, and 2002 generated an aggregate of 48.5 percent, 39.1 percent, and 39.3 percent, respectively, of total revenue in each of these periods. Automotive industry clients generated an aggregate of 37.0 percent, 32.1 percent, and 24.4 percent of total revenue in 2000, 2001, and 2002, respectively. Petroleum-chemical clients generated an aggregate of 7.8 percent, 9.6 percent, and 15.2 percent of total revenue in 2000, 2001, and 2002, respectively. Railroad industry clients generated an aggregate of 8.4 percent of total revenue in 2002.  Pharmaceutical industry clients generated an aggregate of 5.7 percent, 7.3 percent, and 8.2 percent of total revenue in 2000, 2001, and 2002, respectively.  Food and beverage industry clients generated an aggregate of 8.3 percent, 7.7 percent, and 3.6 percent of the Company’s total revenue in 2000, 2001, and 2002, respectively.

The Company’s alliance agreement with SAP generated approximately $31.5 million of revenue, or 26.8 percent of total revenues for 2002.  The SAP alliance generates revenue related to the Company’s Enterprise Systems segment.  The SAP alliance revenue represents 59.0 percent of revenue for this segment.

The top five clients of Enterprise Systems generated 34.5 percent of 2002 annual segment revenue.  The top five clients of Performance Solutions generated 84.1 percent of 2002 annual segment revenue, with sales to one client representing 48.9 percent.  The top five clients of Applied Technology Solutions generated 43.8 percent of 2002 annual segment revenue.

For Enterprise Systems, petroleum and chemical industry clients were 28.5 percent of segment revenue in 2002.  For Performance Solutions, automotive industry and railroad industry clients were of 62.4 percent and 21.5 percent of segment revenue in 2002, respectively.  For Applied Technology Solutions, pharmaceutical industry clients were 45.8 percent of segment revenue in 2002.

Sales and Marketing

Historically, RWD’s business was principally developed by senior management and technical personnel who manage client relationships and propose solutions for clients. The Company continues to expand its sales and marketing efforts to focus each segment on the activities that best suit its sales channels in order to extend the reach of the Company’s products and services. In Performance Solutions, continued emphasis was placed on developing professional sales personnel and creating marketing material to aid with diversification efforts.  Enterprise Systems focused on additional personnel to strengthen the SAP alliance activities.  Applied Technology Solutions continued to leverage the expertise of senior management and technical personnel to further develop client relationships and generate sales leads while also establishing a small team of sales and marketing professionals and pursing sales alliances and partnerships.  The Company also believes its industry-focused professionals, who work closely with clients to solve complex technical problems, are well suited to understand and communicate the Company’s skills and services to existing and prospective clients. This approach also contributes to the Company’s ability to establish and maintain long-term client relationships. In addition to supporting existing client relationships, RWD’s senior management and sales personnel market the Company’s products and services at industry trade shows and deliver presentations and papers at conferences. As a result, potential clients in new and currently-served industries have an opportunity to learn more about Company products and services. The Company also actively seeks strategic relationships with leading software companies whose high-quality products and need for implementation expertise present significant opportunities for the Company. Currently, RWD’s most significant business alliance is with SAP.

Geographic Expansion

The Company regularly delivers its solutions outside the U.S. for its domestic multinational clients. From 1996 through 2002, international revenue expanded from 1.7 percent to 18.7 percent of total revenue. During 1998, the Company began actively expanding its capabilities in continental Europe and the U.K., primarily by marketing directly to European companies and opening offices in the U.K. These efforts to accelerate business overseas entail significant costs in overhead and marketing, as well as high initial costs for expatriated personnel to establish European operations. In 1997, the Company opened its first office in Birmingham, England, primarily to support Ford Motor Company’s European lean manufacturing initiatives. In 1998, RWD opened an office in the London area, primarily to support European-based ERP initiatives. In 1999, RWD opened an office in Walldorf, Germany, near SAP’s world headquarters. In 2000, the Company opened an office in Mexico to support SAP initiatives in the Latin American region. After the initial evaluation period for the Mexican office, the Company determined that onsite support for this region was not required and currently supports this area from offices in the United States. In 2001, the Company opened an office in Canada, primarily to support SAP clients with products and services.  As part of the alliance arrangement with SAP, the Company also does business in Brazil and Greece.  SAP Learning Solutions, a joint venture between RWD and SAP Asia based in Singapore, was formally established in 2001 with subsidiaries in Singapore and Australia.  During 2002, SAPLS opened offices in Malaysia and Japan and provided services and products in various countries throughout Asia.  During 2002, the Company opened an office in Brussels, Belgium and continued to expand its European presence into Germany, Netherlands, and the Nordic countries.  This expansion was driven primarily by the growth of partner channels, particularly SAP. The Company believes the long-term opportunities in international markets for its products and services are significant, and it expects to extend its presence in selected areas of the world in the future.

During the first quarter of 2003, RWD management and SAP initiated discussions concerning the future plans for the joint venture in Singapore, SAPLS.  These discussions are expected to result in a dissolution of the joint venture.  RWD will take direct responsibility for the Australian and Japanese entities and will have an alliance relationship with the remaining Asian initiatives.

Competition

The Company’s service areas are highly competitive and subject to both low barriers to entry and rapid change. The Company faces competition for client assignments from a number of companies having significantly greater financial, technical, and marketing resources and greater name recognition than RWD. Principal competitors for the Company’s products and services include businesses with consulting practices formerly affiliated with the largest international accounting firms and the professional services groups of many large technology and management consulting companies. The Company also competes with smaller regional or local service providers whose specific, more narrowly focused service offerings may be more attractive to potential clients.  The Company also faces competition from software companies, including its alliance partners’ client services groups.  Clients also may elect to use their internal resources to satisfy their needs for the type of products and services the Company provides. The Company believes that the principal competitive factors in its industry are quality of service, breadth of service offerings, reputation of the service provider, and price. The Company believes it competes effectively with respect to each of these factors.

Company Organization and Methodologies

Project Management. RWD’s Project Management process is critical to the Company’s ability to satisfy its clients. The Company’s proprietary Project Management process is used throughout all phases of an engagement and includes controls and review processes designed to ensure each project is delivered in a high-quality, cost-effective, and timely manner. The project manager has primary responsibility for the success of the engagement, including managing project costs and staff schedules, service quality, and the client relationship. The project director, a designated senior individual with extensive project management experience, supports the project manager in these efforts. The Company certifies project managers only after they complete a rigorous one-year training process that includes classroom and on-the-job training and an oral examination before RWD’s senior management. The Project Management process includes processes for identifying and assessing project risks, as well as mechanisms to help the project manager communicate project challenges to the project director and senior management before those challenges escalate. In addition, the process places significant emphasis on client feedback through regular client alignment meetings. These meetings ensure agreement on project goals and expectations, leading ultimately to client satisfaction. Once an engagement is completed, the Company assesses the extent to which the project team met client expectations and evaluates the effectiveness of RWD’s Project Management process. The Company uses this analysis to support its continuous improvement process and market follow-on services.

Technical and Management Skills Training. The Company’s employees have diverse educational and employment backgrounds, including engineering, advanced manufacturing, advanced Internet technologies, computer systems analysis and design, technical writing and editing, and graphic arts. Many have advanced degrees in a wide range of technical disciplines, such as chemical, computer system, electrical, industrial, mechanical, nuclear, and software engineering; instructional system design; and organizational development. This breadth of expertise enables the Company’s professionals to interact with and understand the performance challenges encountered by client personnel across a broad range of industries.

The Company believes its use of internally developed, standardized tools and methodologies, and its strict adherence to its structured Project Management process, enable the Company to deliver consistent, high-quality services. The Company places significant emphasis on training its employees to understand and apply the Company’s service methodologies and management processes. The Company uses a combination of more than 200 hours of internally developed courses, as well as externally provided courses, to provide this and other technical training. Employees are trained in the Company’s proprietary service methodologies. Employees also participate in internal and external training in specific technologies, such as ERP software systems, object-oriented design, relational database design, software configuration management, software programming languages (e.g., Visual C++, Visual Basic, Java and JavaScript), document management software, and the software systems of its alliance organizations. Employees are encouraged and provided with financial support to enroll in advanced training and degree programs to increase their technical and management capabilities.

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

The Company’s culture, its emphasis on training, and its compensation structure, have been designed to attract, develop, and retain qualified and motivated professionals. The Company considers its culture, morale, and employee motivation to be excellent, and key components of its success to date. The Company’s culture is captured and communicated through its Mission, Values, and Guiding Principles. Senior management expends significant effort in communicating these principles to new employees and incorporating these values into the day-to-day operation of the Company. The Company believes this effort has played a significant role in maintaining its culture and guiding the actions of its employees. The Company also strives to provide a challenging work environment and a competitive employee reward system.

The Company's total number of employees at year-end was 951 for 2001 and 882 for 2002.  As a result of the downturn in the economic cycle for the information technology sector, the Company reduced its workforce by approximately 100 technical and support personnel during 2001 and 60 in 2002.  During the first quarter of 2003, the Company's workforce declined by involuntary reductions in force and voluntary separations.  As of the date of the filing, the Company's headcount was approximately 825.

Intellectual Property and Other Proprietary Rights

The Company relies on a combination of confidentiality and other contractual arrangements, trade secret, copyright, and trademark laws to protect its proprietary rights. As a standard practice, the Company enters into confidentiality agreements with its employees, alliance organizations, and clients, thereby seeking to limit distribution of confidential and proprietary information. A significant number of the Company’s employees are not bound by RWD’s confidentiality agreements once their employment has been terminated, although the Company believes common law principles generally prohibit these employees from disclosing to third parties proprietary information of the Company. However, the Company cannot be certain that these steps will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use of, and take steps to enforce, its intellectual property rights.

Ownership of software developed and other materials prepared by RWD in connection with a client engagement is usually assigned to the client. The Company retains the right to its general know-how and general applications, such as software diagnostic and development tools.

The Company’s most significant trade and service marks are:

“360Sync™”

“CertificationNet®”

“Continuous Improvement by All Employees®,” with graphic

“LeanTrials™ Consulting Services”

“RWD ConferenceNet™”

“RWD eLearning®”

“RWD eTrials™”

“RWD Info Pak®”

“RWD InfoVision®”

“RWD iVision™”

“RWD LeanVision®”

“RWD PBA®”

“RWD PerformanceVision®”

“RWD ProAction Consulting Services®”

“RWD ProVision®”

“RWD Technologies, Inc.®”

“RWD Technologies®”

“RWD TOPS™”

“RWD User Performance Pak™”

“RWD” logo ®

“RWD.com®”

“Training Support Performance Continuous Learning for World Class Manufacturing®”, with graphic

“University360™”

“We bring people and technology together®”

“We bring people and technology together®” with graphic

The Company holds no patents. However, the Company has a patent application pending for its 360Sync software product.  The Company may seek to register copyrights or patents for its internally developed software in the future.

Risk Management

The Company is subject to potential claims by dissatisfied clients alleging that the Company’s services did not achieve the results expected by those clients or that errors or omissions by the Company’s employees contributed to disruptions in the clients’ operations. To mitigate this risk, prior to commencement of each project, RWD seeks to clearly articulate, both the scope of services to be provided and the results to be achieved. The Company’s Project Management methodology is designed to minimize this risk by training all project management personnel on particular ways to avoid the common pitfalls that are evident in all projects. This methodology includes holding regular alignment meetings with each client while services are being provided so that any problems can be discovered and then corrected as early in the project as possible. This procedure is intended to allow RWD to regularly ascertain and meet client expectations during all phases of each project. Additionally, in most cases, RWD’s standard contract terms limit the Company’s liability to the amount of the fee payable to RWD under the contract. Despite these procedures, it is possible that the Company may become subject to a claim from a dissatisfied client, although the Company has never been subject to litigation initiated by a client.

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

Available Information

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K electronically with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read or copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Free copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports are available on the day of filing with the SEC on the Company’s website on the World Wide

Web at http://www.rwd.com, by contacting Investor Relations at the Company’s corporate offices by calling (410) 719-1898, or by sending an e-mail message to investor.relations@rwd.com.

Item 2.           Properties

RWD leases approximately 110,000 square feet of space in Columbia, Maryland. This lease expires on December 31, 2003.  Company management is contemplating several alternatives upon expiration of the lease term including renegotiating a new lease for the current office space, moving remaining personnel to the Company’s leased office space at the Applied Technology Laboratory (“ATL”), or leasing office space at a new facility.  The Company leases additional offices covering an aggregate of approximately 157,000 square feet in Baltimore, Maryland; Waltham, Massachusetts; Cincinnati, Ohio; Chicago, Illinois; Troy, Michigan; Houston, Texas; Princeton, New Jersey; Sacramento, California; San Ramon, California; Merritt Island, Florida; Atlanta, Georgia; Richmond, Virginia; Walldorf, Germany; Birmingham, England; London, England; Brussels, Belgium; and Toronto, Ontario.  From time to time, the Company uses office space provided at client sites to facilitate performance of its services and to maximize client contact.

During the fourth quarter of 2001, the Applied Technology Solutions operating group moved into a 63,000 square foot facility on the campus of the University of Maryland, Baltimore County (“UMBC”).  During the fourth quarter of 2002, corporate support personnel were relocated from the corporate headquarters in Columbia, Maryland to this facility.  This facility also houses RWD’s ATL.  The facility is designed to accommodate up to 300 people, including RWD’s personnel, students from UMBC, and RWD’s client personnel working to develop advanced Internet and information technology solutions for RWD clients.  The lease for the facility expires in November 2011.

In 2002, aggregate annual rent for the Company’s corporate headquarters and other offices was approximately $8.8 million, including approximately $1.9 million for vacant space and lease termination expenses.  The charges for vacant space represent the remaining rent expense from facilities where the Company has consolidated operations, therefore creating vacant office space.  The vacant space charge in 2002 was the total of rent expense from the date the Company vacated the space until the end of the lease term, less estimated sublease income amounts.   Vacant space charges were recognized for the Columbia, Maryland; San Ramon, California; Houston, Texas; Princeton, New Jersey; Portland, Oregon; and Troy, Michigan facilities.

RWD has sublet to others approximately 40,000 square feet of office space in Columbia; Maryland; Cincinnati, Ohio; and San Ramon, California.  In 2002, sublease income was approximately $0.7 million.

Item 3.           Legal Proceedings

From time to time, the Company is a party to routine litigation in the ordinary course of business. The Company is not currently a party to any material litigation.

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II.

Item 5.           Market for The Company’s Common Equity and Related Stockholder Matters

The Company’s common stock is listed on The NASDAQ Stock Market’s National Market under the symbol “RWDT.” The following table sets forth, for each quarterly period indicated, the high and low last sale price for the common stock as reported by The NASDAQ Stock Market.

	High	Low
2001
1st Quarter	$5.06	$3.06
2nd Quarter	4.80	2.61
3rd Quarter	3.55	1.91
4th Quarter	2.85	1.75

2002
1st Quarter	4.03	2.37
2nd Quarter	4.00	2.20
3rd Quarter	2.39	1.95
4th Quarter	2.00	1.50

No dividends were declared or paid on the Company’s common stock during the year ended December 31, 2002, and the Company does not anticipate paying dividends in the foreseeable future.

The number of shareholders of record as of March 3, 2003 was 1,930.

Item 6.           Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company’s consolidated financial statements, and related notes thereto, and other financial information included elsewhere in this Form 10-K. These have been derived from the Company’s Financial Statements, which have been audited by Arthur Andersen LLP for the years ended December 31, 1998 and 1999 and by Ernst & Young LLP for the years ended December 31, 2000, 2001, and 2002.  Certain reclassifications were made to prior year amounts to conform to the current year presentation.

	Year Ended December 31,
	1998	1999	2000	2001	2002
			(as restated, see Note 2)	(as restated, see Note 2)
	(In thousands, except per share data)
Operating Statement Data:
Revenue	$114,719	$124,433	$133,706	$118,040	$117,485
Cost of revenue	76,416	95,024	101,123	102,025	101,787
Gross profit	38,303	29,409	32,583	16,015	15,698
Selling, general and administrative expenses	18,821	22,749	26,182	28,512	26,277
Severance and lease termination expenses	—	—	485	997	3,180
Operating income (loss)	19,482	6,660	5,916	(13,494)	(13,759)
Other income (expense), net	1,765	1,449	610	1,025	(57)
Income (loss) before income taxes and cumulative effect of a change in accounting principle	21,247	8,109	6,526	(12,469)	(13,816)
Provision for (benefit from) income taxes	8,131	3,041	2,323	(3,140)	(3,970)
Income (loss) before cumulative effect of a change in accounting principle	13,116	5,068	4,203	(9,329)	(9,846)
Cumulative effect on prior years of changing method of accounting for goodwill	—	—	—	—	(12,529)
Net income (loss)	$13,116	$5,068	$4,203	$(9,329)	$(22,375)

Basic earnings (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$0.88	$0.34	$0.28	$(0.61)	$(0.64)
Cumulative effect on prior years of changing method of accounting for goodwill	—	—	—	—	(0.82)
Net income (loss) per share	$0.88	$0.34	$0.28	$(0.61)	$(1.46)
Diluted earnings (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$0.82	$0.33	$0.27	$(0.61)	$(0.64)
Cumulative effect on prior years of changing method of accounting for goodwill	—	—	—	—	(0.82)
Net income (loss) per share	$0.82	$0.33	$0.27	$(0.61)	$(1.46)
Weighted average shares outstanding:
Basic calculation	14,895	14,769	14,943	15,252	15,373
Diluted calculation	16,016	15,503	15,518	15,252	15,373

Balance Sheet Data (end of year):
Cash and investments (unrestricted)	$51,224	$28,214	$27,340	$22,769	$11,312
Cash and investments (restricted)	—	—	—	—	13,016
Working capital	66,399	47,065	50,838	40,932	34,694
Total assets	90,394	87,261	98,041	90,073	73,205
Total debt	865	1,669	607	3,416	7,984
Stockholders’ equity	73,961	73,341	79,516	69,647	48,028

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

The Company restated its consolidated financial statements for the years ended December 31, 2001 and 2000 to correct (i) foreign currency translation errors and (ii) to properly classify cash flows related to capitalized software development costs and other long-term assets as investing activities in the consolidated statements of cash flows.  The annual impact on the consolidated financial statements applies to prior periods as follows:

Consolidated Statements of Operations

For fiscal 2000, revenue, gross profit, and operating income decreased $0.6 million from $134.3 million to $133.7 million, $33.2 million to $32.6 million, and $6.5 million to $5.9 million, respectively.  The income tax provision decreased $0.2 million from $2.5 million to $2.3 million.  As a result, there was a decrease in net income of $0.4 million from $4.6 million to $4.2 million.  Basic earnings per share decreased from $0.31 to $0.28 and diluted earnings per share decreased from $0.30 to $0.27.

For fiscal 2001, revenue and gross profit increased $0.6 million from $117.4 million to $118.0 million and $15.4 million to $16.0 million, respectively.  The operating loss decreased $0.6 million from a loss of $14.1 million to a loss of $13.5 million.  The income tax benefit decreased $0.2 million from $3.3 million to $3.1 million.  As a result, there was a decrease in the net loss of $0.4 million from a loss of $9.7 million to a loss $9.3 million.  Basic and diluted loss per share decreased from a loss of $0.64 to a loss of $0.61.

Consolidated Balance Sheets

For fiscal 2000, deferred tax assets, total current assets, and total assets increased $0.2 million from $0.9 million to $1.1 million, $67.3 million to $67.5 million, and $97.8 million to $98.0 million, respectively.  Accumulated other comprehensive loss decreased $0.6 million from $0.6 million to $0.0 million.  Retained earnings decreased $0.4 million from $29.3 million to $28.9 million.  Total stockholders’ equity and total liabilities and stockholders’ equity increased $0.2 million from $79.3 million to $79.5 million and $97.8 million to $98.0 million, respectively.

For fiscal 2001, costs and estimated earnings in excess of billings on uncompleted contracts decreased $0.8 million from $7.8 million to $7.0 million.  Billings in excess of costs and estimated earnings on uncompleted contracts decreased $0.2 million from $2.8 million to $2.6 million.  Accumulated other comprehensive loss increased $0.6 million from $0.1 million to $0.7 million.

Consolidated Statements of Cash Flows

For fiscal 2000, net cash provided by operating activities increased from $6.5 million to $8.7 million.  Net cash used by investing activities increased from $9.0 million to $11.2 million.

For fiscal 2001, net cash provided (used) by operating activities increased from a use of cash of $3.0 million to a provision of cash of $2.1 million.  Net cash provided (used) by investing activities decreased from a provision of cash of $1.1 million to a use of cash of $4.0 million.

The effects of the restatement are as follows:

	Year Ended December 31,
	2000		2001
	Unadjusted	As restated	Unadjusted	As restated
Operating Statement Data:
Revenue	$134,310	$133,706	$117,436	$118,040
Cost of revenue	101,123	101,123	102,025	102,025
Gross profit	33,187	32,583	15,411	16,015
Selling, general and administrative expenses	26,182	26,182	28,512	28,512
Severance and lease termination expenses	485	485	997	997
Operating income (loss)	6,520	5,916	(14,098)	(13,494)
Other income (expense), net	610	610	1,025	1,025
Income (loss) before income taxes	7,130	6,526	(13,073)	(12,469)
Provision for (benefit from) income taxes	2,538	2,323	(3,355)	(3,140)
Net income (loss)	$4,592	$4,203	$(9,718)	$(9,329)

Basic earnings (loss) per share	$0.31	$0.28	$(0.64)	$(0.61)
Diluted earnings (loss) per share	$0.30	$0.27	$(0.64)	$(0.61)

Weighted average shares outstanding – basic	14,943	14,943	15,252	15,252
Weighted average shares outstanding – diluted	15,518	15,518	15,252	15,252

Balance Sheet Data:
Costs and estimated earnings in excess of billings on uncompleted contracts	$10,273	$10,273	$7,753	$7,021
Deferred tax assets	929	1,144	2,635	2,635
Total current assets	67,251	67,466	57,057	56,325
Total assets	97,826	98,041	90,804	90,073
Billings in excess of costs and estimated earnings on uncompleted contracts	2,902	2,902	2,787	2,616
Total current liabilities	16,628	16,628	15,564	15,393
Total liabilities	18,525	18,525	20,597	20,426
Accumulated other comprehensive loss	(606)	(2)	(126)	(686)
Retained earnings	29,298	28,909	21,068	21,068
Total stockholders’ equity	79,301	79,516	70,207	69,647
Total liabilities and stockholders’ equity	97,826	98,041	90,804	90,073

Statement of Cash Flows Data:
Net cash from operating activities	$6,454	$8,715	$(3,004)	$2,141
Net cash from investing activities	(8,992)	(11,253)	1,136	(4,009)
Net cash from financing activities	1,389	1,389	2,807	2,807

Overview

RWD Technologies provides a broad range of integrated solutions designed to improve the productivity and effectiveness of workers in complex operating environments. The Company’s principal service segments are: Enterprise Systems, which provides products and services supporting the implementation of enterprise-wide systems and applications; Performance Solutions, which addresses all aspects of manufacturing processes in order to promote continuous improvements; and Applied Technology Solutions, which encompasses the design and delivery of information to end-users of technology including Web-based training.

Most of the Company’s consulting contracts are on a time-and-materials basis, although many of these contracts contain initial “not-to-exceed” amounts and Company performance obligations. However, some of the Company’s significant contracts are on a fixed-price basis, particularly those related to Applied Technology Solutions. Generally, all service revenue is recognized using the proportional performance method. Since 2000, the Company has offered training-based software products. These software products are sold through arrangements that typically contain multiple elements; the product license, maintenance, and training services.  The fair value of the software is determined by using the residual method.  Under the residual method, the fair value of the maintenance and training elements are deducted from the value of the total arrangement fee to determine the implied fair value of the software. The Company limits its assessment of fair value of the maintenance and training elements to the price charged when the same or similar element is sold separately.  Software license fees are recognized as revenue when four criteria are met.  These four criteria are (i) a signed contract has been obtained, (ii) delivery of the software has occurred, (iii) the fee is fixed or determinable, and (iv) collection of the fee is probable.  Revenue from hosting and maintenance arrangements related to products is recognized over the life of the contract. The Company typically bills contracts monthly, and senior management reviews outstanding accounts receivable balances regularly to monitor client satisfaction and collections. Historically, a large percentage of the Company’s revenue has come from follow-on business from existing clients. In each of the past five years, more than 79 percent of the year’s total revenue was generated from clients who had been clients in the previous years.

Revenue growth and gross profit margins are substantially dependent on many factors outside the Company’s control. Key factors include the timing of new contract awards, the timing of individual project start-ups, and the level of activity with ongoing projects. Client engagements are generally terminable with little or no notice or penalty, and a client’s unanticipated decision to terminate or postpone a project may result in revenue fluctuations as well as higher than expected unassigned Company professionals or severance expenses.

Gross profit margins per project and professional staff utilization rates are critical to the Company’s financial performance. The Company manages these parameters by carefully establishing and monitoring project budgets and timetables and by closely tracking staffing requirements for projects in progress and projects that are anticipated. The status of all projects in progress and personnel utilization are reviewed semi-monthly by project managers, first-line supervisors, and senior management to ensure client satisfaction and to monitor performance relative to internal financial and operating expectations. The number of professionals assigned to a project varies according to the size, complexity, duration, and demands of the project. Professional staff utilization rates vary from period to period not only because of variations in the Company’s volume of business, but also because of the timing of employee vacations and holidays, hiring and training, client shut downs, and the amount of time spent by employees on marketing.

The principal components of cost of revenue are compensation and benefits for the Company’s professional staff.  Cost of revenue also includes training and travel expenses for the Company’s professional staff, fees paid to subcontractors, facilities costs, capitalized software development cost amortization, and depreciation of capital equipment provided to the professional staff. Time devoted to marketing by professional personnel normally assigned to client work is included in cost of revenue, as are costs associated with administrative personnel who directly support the Company’s professional staff. Selling, general and administrative expenses are comprised primarily of salaries for corporate, accounting, dedicated sales and other headquarters executive and administrative personnel, as well as other corporate overhead costs.

Results of Operations

The following table sets forth, for the periods indicated, operating statement data expressed as a percentage of revenue:

	Percentage of Revenue Year Ended December 31,
	2000	2001	2002
	(as restated, see Note 2)	(as restated, see Note 2)
Revenue	100.0%	100.0%	100.0%
Cost of revenue	75.6	86.4	86.6
Gross profit	24.4	13.6	13.4
Selling, general and administrative expenses	19.6	24.2	22.4
Severance and lease termination expenses	0.4	0.8	2.7
Operating income (loss)	4.4	(11.4)	(11.7)
Other income (expense), net	0.5	0.8	(0.1)
Income (loss) before income taxes and cumulative effect of a change in accounting principle	4.9	(10.6)	(11.8)
Provision for (benefit from) income taxes	1.7	(2.7)	(3.4)
Income (loss) before cumulative effect of a change in accounting principle	3.2	(7.9)	(8.4)
Cumulative effect on prior years of changing method of accounting for goodwill	—	—	(10.7)
Net income (loss)	3.2%	(7.9)%	(19.1)%

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001 (as restated, see Note 2)

Revenue. Consolidated revenue decreased by $0.5 million from $118.0 million in 2001 to $117.5 million in 2002.  Performance by segment was as follows:

•                  Enterprise Systems. Revenue increased by $5.5 million, or 11.4 percent, from $48.0 million in 2001 to $53.5 million in 2002, representing 40.6 percent of the Company’s total revenue in 2001 and 45.5 percent in 2002. Product sales increased from $4.7 million in 2001 to $9.7 million in 2002.  The increase in revenues was due to the increased product sales and expansion of strategic relationships and alliances, primarily with SAP.  International revenues increased from $3.5 million in 2001 to $6.0 million in 2002.

•                  Performance Solutions. Revenue increased by $5.4 million, or 13.4 percent, from $40.2 million in 2001 to $45.6 million in 2002, representing 34.1 percent of the Company’s total revenue in 2001 and 38.8 percent in 2002.  Diversification efforts throughout the year resulted in the addition of clients in the aerospace, railroad and automotive supplier industries. Clients in these industries provided 30.3 percent of 2002 segment revenue, compared to 6.0 percent for 2001.  International revenues, principally derived from United Kingdom operations, increased from $9.0 million in 2001 to $15.5 million in 2002.

•                  Applied Technology Solutions. Revenue decreased by $11.4 million, or 38.2 percent, from $29.8 million in 2001 to $18.4 million in 2002, representing 25.3 percent of the Company’s revenue in 2001 and 15.7 percent in 2002. Product sales increased from $2.7 million in 2001 to $3.0 million in 2002. The decrease in segment revenue was due to client deferrals of corporate eLearning initiatives, decreased expenditures for IT projects, longer sales cycles, and slow investment in eLearning products and services by existing and prospective clients.

Gross Profit. Total gross profit decreased by $0.3 million, or 2.0 percent, from $16.0 million in 2001 to $15.7 million in 2002, and decreased from 13.6 percent of revenue in 2001 to 13.4 percent of revenue in 2002.  Gross profit by segment was as follows:

•                  Enterprise Systems. Gross profit increased by $1.9 million, or 19.1 percent, from $9.7 million in 2001 to $11.6 million in 2002, and the gross profit margin increased from 20.3 percent of segment revenue in 2001 to 21.7 percent in 2002. The increase in gross profit and gross profit margin was due to a 107.7 percent increase in product sales and a decrease in operating costs as a percentage of revenue from 79.7 percent in 2001 to 78.3 percent in 2002, as part of the Company-wide initiative to reduce costs and better align costs with revenues.

•                  Performance Solutions. Gross profit increased $4.2 million, or 60.7 percent, from $7.0 million in 2001 to $11.2 million in 2002, and the gross profit margin increased from 17.4 percent of segment revenue in 2001 to 24.7 percent in 2002. The increase in gross profit and gross profit margin was due to a 13.4 percent increase in sales and a decrease in operating costs as a percentage of revenue from 82.6 percent in 2001 to 75.3 percent in 2002, as part of the Company-wide initiative to reduce and better align costs with revenues.

•                  Applied Technology Solutions. Gross profit decreased by $6.4 million from a loss of $0.7 million in 2001 to a loss of $7.1 million for 2002, and the gross profit margin decreased from a negative 2.3 percent of segment revenue in 2001 to a negative 38.6 percent in 2002.  This decrease primarily resulted from the decline in revenues of $11.4 million and an increase of $3.4 million of product amortization costs due to write-downs to estimated net realizable value of unamortized software development costs.  In 2002, bad debt expense decreased $2.7 million due to a large write-off from one client in 2001.  During 2002, management also instituted a restructuring plan to reduce operating losses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2.2 million, or 7.8 percent, from $28.5 million in 2001 to $26.3 million in 2002, decreasing from 24.2 percent of total revenue in 2001 to 22.4 percent of total revenue in 2002. During 2002, the Company implemented Statement of Financial Accounting Standard ("SFAS") No. 142, “Goodwill and Other Intangible Assets.”  As a result, the Company no longer amortizes goodwill, which resulted in an expense reduction of approximately $0.7 million for 2002.  During 2002, there were reductions in salaries and other personnel costs of $1.1 million and in travel and conferences of $0.2 million.

Severance and Lease Termination Expenses. Severance and lease termination costs increased by $2.2 million from $1.0 million in 2001 to $3.2 million in 2002, increasing from 0.8 percent of total revenue in 2001 to 2.7 percent of total revenue in 2002.  The increase in severance expenses from $1.0 million in 2001 to $1.3 million in 2002 primarily resulted from management’s restructuring plan.  The Company's total number of employees at year-end was 951 for 2001 and 882 for 2002.  In addition, management in 2002 evaluated its leased facility requirements.  As a result of this assessment, the Company recorded a non-cash charge for future rental payments related to vacant office space of $1.9 million in 2002.

Operating Loss. As a result of the foregoing, the Company’s operating loss increased by $0.3 million from a loss of $13.5 million in 2001 to a loss of $13.8 million in 2002 and increased from a negative 11.4 percent of revenue in 2001 to a negative 11.7 percent of revenue in 2002.

Other Income and Expense. Other income and expense decreased by $1.1 million from income of $1.0 million in 2001 to an expense of $0.1 million in 2002. This change primarily resulted from a decrease in interest income on investments of $0.5 million and an increase in interest expense of $0.4 million due to higher Company borrowings partially offset by a reduction in variable interest rates.

Income Tax Benefit.  Income tax benefit increased $0.9 million from $3.1 million in 2001 to $4.0 million in 2002.  The Company’s effective income tax benefit for its loss before the cumulative effect of a change in accounting principle was 28.7 percent for 2002, or 15.5 percent excluding reversal of a valuation allowance of $1.8 million recorded in the first quarter of 2002 as a result of a change in U.S. Federal tax law on March 9, 2002, that expanded the net operating loss carryback period from two to five years.  After the cumulative effect of a change in accounting principle, the effective income tax benefit for the year ended December 31, 2002 was 15.1 percent, or 8.2 percent excluding the valuation allowance reversal of $1.8 million.  This rate differs from the U.S. statutory income tax rate of 34 percent principally because the Company increased its valuation allowance in 2002 for net deferred tax assets by $3.5 million due to uncertainties surrounding the ability to generate future taxable income to realize these deferred tax assets.

Cumulative effect on prior years of changing method of accounting for goodwill.  As a result of the transitional impairment test performed upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, the Company recognized a goodwill impairment loss of $12.5 million in 2002.  The effects of adopting the new standard on 2002 and 2001 operating results are discussed in Note 3 of the financial statements.

Net Loss. Net loss increased by $13.1 million from a loss of $9.3 million in 2001 to a loss of $22.4 million in 2002, increasing from a negative 7.9 percent of revenue in 2001 to a negative 19.1 percent of revenue in 2002.  The net loss in 2002 was impacted by approximately $12.5 million relating to the cumulative effect on prior years of changing the method of accounting for goodwill.

Year Ended December 31, 2001 (as restated, see Note 2), Compared to Year Ended December 31, 2000 (as restated, see Note 2)

Revenue. Total revenue decreased by $15.7 million, or 11.7 percent, from $133.7 million in 2000 to $118.0 million in 2001. Each of the business segments was constrained by longer sales cycles in the weak economic environment of 2001 and by cancellation or postponement of some contracts.   Performance by segment was as follows:

•                  Enterprise Systems. Revenue increased by $1.2 million, or 2.6 percent, from $46.8 million in 2000 to $48.0 million in 2001, representing 35.0 percent of the Company’s total revenue in 2000 and 40.6 percent in 2001. This revenue growth resulted from sales of products, which increased from $1.4 million in 2000 to $4.7 million in 2001, and expansion of key relationships with ERP-related companies.  Overall results were adversely affected by project postponements, slower project starts, and decreased levels of client-requested support.

•                  Performance Solutions. Revenue decreased by $8.4 million, or 17.3 percent, from $48.7 million in 2000 to $40.2 million in 2001, representing 36.4 percent of the Company’s total revenue in 2000 and 34.1 percent in 2001. The significant decline in revenue resulted primarily from the cancellation of a major contract by one client in the automotive industry. Diversification efforts throughout the year resulted in the addition of clients in the aerospace, railroad, and automotive supplier industries, which provided 6.0 percent of this segment’s 2001 revenue, compared to 2.3 percent for 2000.

•                  Applied Technology Solutions. Revenue decreased by $8.5 million, or 22.1 percent, from $38.3 million in 2000 to $29.8 million in 2001, representing 28.6 percent of the Company’s revenue in 2000 and 25.3 percent in 2001. Product sales increased from $1.6 million in 2000 to $2.7 million in 2001. The principal reason for the decline in consulting revenue was the postponement of technology expenditures by clients and prospective clients in an overall weak economy.

Gross Profit. Total gross profit decreased by $16.6 million, or 50.8 percent, from $32.6 million in 2000 to $16.0 million in 2001, and decreased from 24.4 percent of revenue in 2000 to 13.6 percent of revenue in 2001.  Gross profit for the individual operating segments was as follows:

•                  Enterprise Systems. Gross profit for Enterprise Systems decreased by 23.5 percent from $12.7 million in 2000 to $9.7 million in 2001, and the gross profit margin decreased from 27.2 percent of segment revenue in 2000 to 20.3 percent in 2001. The decline in gross profit resulted from expenditures related to the launch of SAP Learning Solutions, a decline in European operations, underutilized technical staff, and costs associated with creating a sales and marketing function.

•                  Performance Solutions. Gross profit decreased by 47.9 percent from $13.4 million in 2000 to $7.0 million in 2001, and the gross profit margin decreased from 27.6 percent of this segment’s revenue in 2000 to 17.4 percent in 2001. Gross profit was negatively impacted by the cancellation of the major automotive contract and by general pricing pressures in the automotive business. Other expenses adversely affecting the gross margin were office consolidation expenses and increases in marketing expenses related to diversification efforts.

•                  Applied Technology Solutions. Gross profit decreased significantly from $6.5 million in 2000 to a $0.7 million loss for 2001, and the gross profit margin decreased from 16.9 percent of this segment’s revenue in 2000 to a negative 2.3 percent in 2001. Approximately $2.1 million of the gross profit decline was attributable to bad debt expense related to a client that experienced a financial crisis caused by cancellation of a project following the September 11th terrorist attack. Other expenses adversely affecting the gross margin were costs associated with an underutilized technical staff, expenses related to the relocation of this segment to the ATL, research and development costs, and costs associated with more extensive sales and marketing efforts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.3 million, or 8.9 percent, from $26.2 million in 2000 to $28.5 million in 2001, increasing from 19.6 percent of total revenue in 2000 to 24.2 percent of total revenue in 2001. The increased expense resulted from higher costs of depreciation, professional services associated with foreign operations, and optimization of the corporate computer system.

Severance Expenses.  Severance expenses increased by $0.5 million, or 106 percent, from $0.5 million in 2000 to $1.0 million in 2001.  During the year, the Company continued to retain highly qualified personnel who were not fully utilized while evaluating the business cycle. When it became apparent that a protracted downturn was occurring, reductions to headcount and other expenses were made, most of which occurred near the end of the third quarter. The Company’s total number of employees at year-end was 1,101 for 2000 and 951 for 2001.

Operating Income (Loss). As a result of the foregoing, the Company’s operating income declined by $19.4 million from $5.9 million in 2000 to a $13.5 million loss in 2001 and decreased from 4.4 percent of revenue in 2000 to a negative 11.4 percent of revenue in 2001.

Other Income. Other income increased from $0.6 million in 2000 to $1.0 million in 2001. Reductions during the year related to foreign currency expense and interest expense capitalized and included in costs of developed software.  These reductions were partially offset by declines in interest income on investments and the recording of the minority ownership share of SAP Learning Solutions’ loss for the year.

Income Tax Benefit.  The Company recorded an income tax benefit of $3.1 million in 2001, or 25.1% of the loss before income taxes.  This amount differs from the U.S. statutory income tax rate of 34% due principally to an increase in the valuation allowance for net deferred tax assets of $1.8 million.  The Company increased its valuation allowance due to uncertainties surrounding its ability to generate future taxable income sufficient to realize recorded deferred tax assets.

Net Income (Loss). Net income decreased by $13.5 million from $4.2 million in 2000 to a $9.3 million loss in 2001, decreasing from 3.2 percent of revenue in 2000 to a negative 7.9 percent of revenue in 2001.

Selected Quarterly Operating Results

The following tables set forth operating statement data for each of the eight quarters in the period beginning January 1, 2001, and ending December 31, 2002. The operating results for any quarter are not necessarily indicative of results for any future period.  Certain reclassifications were made to prior quarter and prior year amounts to conform to current year presentation.

	For the Quarter Ended
	(as restated, see Note 2)
	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002

	(In thousands, except per share data)
Operating Statement Data:
Revenue	$30,253	$30,624	$29,082	$28,081	$29,181	$29,961	$30,372	$27,971
Cost of revenue	24,841	25,871	26,053	25,260	23,836	26,146	27,208	24,597
Gross profit	5,412	4,753	3,029	2,821	5,345	3,815	3,164	3,374
Selling, general and administrative expenses	6,455	7,264	7,663	7,130	6,579	6,430	6,580	6,688
Severance and lease termination expenses	124	284	594	(5)	43	720	1,759	658
Operating loss	(1,167)	(2,795)	(5,228)	(4,304)	(1,277)	(3,335)	(5,175)	(3,972)
Other income (expense), net	208	222	175	420	(36)	88	(58)	(51)
Loss before income taxes & cumulative effect of a change in accounting principle	(959)	(2,573)	(5,053)	(3,884)	(1,313)	(3,247)	(5,233)	(4,023)
Benefit from income taxes(1)	(511)	(1,103)	(1,526)	—	(2,262)	(1,027)	(229)	(452)
Income (loss) before cumulative effect of a change in accounting principle	(448)	(1,470)	(3,527)	(3,884)	949	(2,220)	(5,004)	(3,571)
Cumulative effect on prior years of changing method of accounting for goodwill(2)	—	—	—	—	(12,529)	—	—	—
Net loss	$(448)	$(1,470)	$(3,527)	$(3,884)	$(11,580)	$(2,220)	$(5,004)	$(3,571)

Basic and Diluted Loss per Share:
Income (loss) before cumulative effect of a change in accounting principle	$(0.03)	$(0.10)	$(0.23)	$(0.25)	$0.06	$(0.14)	$(0.33)	$(0.23)
Cumulative effect on prior years of changing method ofaccounting for goodwill	—	—	—	—	(0.82)	—	—	—
Net income (loss) per share	$(0.03)	$(0.10)	$(0.23)	$(0.25)	$(0.76)	$(0.14)	$(0.33)	$(0.23)

Weighted average shares outstanding – basic and diluted	15,151	15,262	15,294	15,301	15,307	15,375	15,395	15,418

(1)          The Company in each quarter made estimates of its estimated effective annual income tax rate, before the effect of changes in income tax regulations, to record quarterly income tax provisions.  Because of changes in circumstances, including the estimated loss for the year and the amount of the deferred tax asset valuation allowance, these estimated effective annual income tax rates changed from quarter to quarter.  If the Company had estimated its effective annual income tax rates in each quarter using the actual effective annual income tax rate reported for the year, reported quarterly income tax expense would have varied as disclosed below:

Year ended December 31, 2001:

	Quarter ended in 2001
	(as restated, see Note 2)
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(In thousands, except per share data)

Net loss, as restated	$(448)	$(1,470)	$(3,527)	$(3,884)
Adjustment to adjust income tax benefit to actual effective annual income tax rate	(270)	(455)	(254)	979

Net loss, as adjusted	$(718)	$(1,925)	$(3,781)	$(2,905)

Adjusted loss per share	$(0.05)	$(0.13)	$(0.25)	$(0.19)

Year ended December 31, 2002:

	Quarter ended in 2002
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(In thousands, except per share data)

Net loss, as previously reported	$(11,580)	$(2,220)	$(5,004)	$(3,571)
Adjustment to adjust income tax benefit to actual effective annual income tax rate	(236)	(522)	585	173

Net loss, as adjusted	$(11,816)	$(2,742)	$(4,419)	$(3,398)

Adjusted loss per share	$(0.77)	$(0.18)	$(0.29)	$(0.22)

(2)          The Company reported in the second quarter of 2002 that the cumulative effect of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 was a charge of $11.8 million, net of an income tax benefit of $0.7 million. This amount has been reflected in the operating results for the first quarter of 2002 in the table.  In the third quarter of 2002, the Company changed its estimate of the income tax benefit allocated to loss before cumulative effect of change in accounting principle, as described more fully in Note (1) above.

Liquidity and Capital Resources

The Company’s cash and investments were $24.3 million as of December 31, 2002, of which $13.0 million was restricted and designated as collateral for borrowed amounts.  Cash and investments were $22.8 million as of December 31, 2001.  As of December 31, 2002, RWD also had a $7.8 million tax receivable from the IRS and other taxing authorities.  Working capital was $34.7 million as of December 31, 2002 and $40.9 million as of December 31, 2001.

The Company’s operating activities provided cash of $0.7 million in 2002, compared to providing cash of $2.1 million for 2001.  The decrease in cash provided from operating activities was due to a decrease in earnings before non-cash items, which consist primarily of depreciation and amortization, the change in deferred income taxes, and a goodwill impairment charge.  For 2002, the loss before depreciation and amortization and non-cash charges was $1.0 million, compared to earnings of $1.0 million for 2001.  This decrease was partially offset by an increase in cash from working capital sources of $0.5 million.

Investing activities used cash of $5.7 million in 2002, compared to a use of cash of $4.0 million in 2001.  Cash used for investing activities for 2002 consisted primarily of purchases of fixed assets, net purchases of investments, and payments for capitalized software development costs.  For 2001, cash used by investing activities consisted primarily of payments for capitalized software development costs and the purchase of fixed assets offset by the net sale of investments.

Financing activities provided cash of $4.7 million in 2002, compared to a provision of cash of $2.8 million in 2001.  During the first quarter of 2002, the Company obtained a $0.5 million interest-free loan from the Baltimore County, Maryland Economic Development Revolving Loan Fund to provide additional funding for the Company’s leased ATL facility.  The loan is fully secured by a $0.5 million letter of credit issued by a commercial bank.  The letter of credit from the commercial bank is collateralized by a $0.5 million certificate of deposit.  Monthly principal repayments began in March 2002 and are due ratably over a ten-year period.  Additionally, the Company obtained a $0.5 million loan from a commercial bank for funding of operating equipment needs at the ATL.  This loan is fully secured by a $0.5 million certificate of deposit.  Monthly principal and interest repayments began in April 2002 and are due ratably over a five-year period.  During the fourth quarter of 2001, the Company obtained a $2.0 million loan from a commercial bank.  During 2002, the loan covenants associated with this loan were eliminated when the loan was fully secured by Company investments which are now held in a restricted investment account. Principal repayments are due monthly over five years, and began in April 2002.

Financing activities in 2002 also consisted of stock repurchases under RWD’s Common Stock Repurchase Program. During 2002, the Company repurchased and retired approximately 0.1 million shares of its common stock, at a total cost of approximately $0.3 million. In February 2001, the Board of Directors authorized purchases of up to 1.0 million shares of the Company’s common stock, 0.3 million of which have been repurchased through the end of 2002.

The Company has a revolving line of credit agreement with a commercial bank intended for working capital purposes. The line of credit is for $10.0 million with a sub-limit of up to $3.0 million for standby letters of credit, and expires May 31, 2004.  Interest is payable monthly in arrears at a rate equivalent to the bank’s 30-day LIBOR rate plus 90 basis points.  During 2001, the Company drew on the credit line in each month and the highest outstanding balance was $4.1 million. The weighted average interest rate for 2001 was 4.8 percent. There was no outstanding balance on this credit line as of December 31, 2001.  During 2002, the Company drew on the line in each month and the highest balance outstanding was $5.8 million.  The weighted average interest rate for 2002 was 2.9 percent.  The outstanding balance on this credit line as of December 31, 2002 was $3.1 million.

The Company’s majority-owed subsidiary, SAPLS, has a 5.0 million Singapore dollar (SGD) (approx. $2.8 million) revolving credit facility with a major bank for working capital purposes.  The loan is secured by a SGD3.0 million (approx. $1.7 million) standby letter of credit provided by the Company and a SGD2.0 (approx. $1.1 million) corporate guaranty provided by the Company’s joint venture partner.  As of December 31, 2001 and 2002, $0.7 million and $1.6 million, respectively, were outstanding under this line of credit.

Including the letter of credit securing the loan for SAPLS described above, the Company has approximately $2.9 million in outstanding letters of credit as of December 31, 2002.

During 2002, the Company made $2.5 million in capital expenditures, primarily for office furniture, computer/office equipment, and leasehold improvements to support its professional and administrative staff, the majority of which were installed at the Company’s leased ATL facility. These capital expenditures were primarily funded from borrowings from a commercial bank and available cash.

During the first quarter of 2003, the Company's workforce declined by involuntary reductions in force and voluntary separations.  As of the date of the filing, the Company's headcount was approximately 825.

During 2003, the Company anticipates the level of capital and product development expenditures will decrease from 2002 levels. The Company expects to fund those expenditures from a combination of available cash and alternative financing methods, such as equipment leases or asset-based borrowings. The Company believes its existing cash balances, cash provided by future operations, and its line of credit will be sufficient to meet the Company’s working capital and other cash needs at least through 2004.

Contractual Cash Obligations and Other Commercial Commitments

The following tables reflect a summary of the Company’s contractual cash obligations and other commercial commitments as of December 31, 2002:

Contractual Cash Obligations (in thousands)	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years

Long-term debt(1)	$3,255	$556	$1,936	$417	$346
Capital lease obligations	24	11	13	—	—
Operating leases	18,616	6,196	6,252	2,526	3,642

Total Contractual Cash Obligations	$21,895	$6,763	$8,201	$2,943	$3,988

Other Commercial Commitments (in thousands)	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years

Lines of credit(1)(2)(3)	$4,705	$4,705	$—	$—	$—
Standby letters of credit(4)(5)	2,922	2,922	—	—	—

Total Commercial Commitments	$7,627	$7,627	$—	$—	$—

(1)          During 2002, the Company’s covenants associated with outstanding debts were eliminated in exchange for fully securing the loan commitments.  Approximately $13.0 million of the Company’s cash investments were pledged as collateral for outstanding debts.

(2)          The Company’s majority-owned subsidiary, SAPLS, has a SGD5.0 million (approx. $2.8 million) credit facility with a major bank intended for general working capital requirements.  As of December 31, 2002, $1.6 million was outstanding under this line of credit.

(3)          The Company has a secured revolving line of credit agreement with a commercial bank that is intended for working capital purposes. The secured line is for $10.0 million with a sub-limit of up to $3.0 million for the issuance of standby letters of credit, and expires May 31, 2004.  There was no outstanding balance on this credit line as of December 31, 2001.  The outstanding balance of the credit line was $3.1 million as of December 31, 2002.

(4)          The SAPLS revolving credit facility is secured by a SGD3.0 million (approx. $1.7 million) standby letter of credit provided by the Company and a SGD2.0 million (approx. $1.1 million) corporate guarantee by the Company’s joint venture partner.

(5)          The Company has issued $1.2 million in standby letters of credit as security deposits for its leased ATL facility located on the campus of the UMBC.

Effects of Inflation

Inflation has not had a significant effect on the Company’s business during the past three years. The Company cannot predict what effect, if any, inflation may have on its future results of operations.

Business Risks

Certain statements contained herein, including statements regarding development of the Company’s products, services, markets, and future demand for the Company’s products and services, and other statements regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements include risks and uncertainties. Consequently, actual results may differ materially from those expressed or implied by these forward-looking statements. The following are some of the factors that may cause the Company’s future results of operations to differ materially from management’s expectations and historic trends.

•                  General Economic Environment. Over the past several years, demand for the Company’s products and services, particularly those relating to the IT industry and the automotive industries, decreased as a result of the general slowdown in the business environment. Sales cycles were lengthened, pricing pressures increased, and clients deferred and/or cancelled certain projects. Although the Company has strengthened its business alliances, expanded its product offerings, and continued diversification efforts into other industries, the future demand for RWD’s products and services remains difficult to forecast.

•                  Strategic Alliances. The Company’s relationships, formal and informal, with its strategic allies, particularly SAP, Siebel, and Documentum, have been, or are anticipated to be, important sources of revenue. The Company also faces potential competition from software companies, including its strategic allies who, through their client services groups, may choose to compete with the Company. Many of these alliances are terminable by either party with minimal notice. The termination of, or any adverse change in any of these alliances, particularly SAP, could adversely affect the Company’s ability to achieve its financial goals.

•                  Customer and Industry Revenue Concentration. The Company continues to derive a substantial amount of its revenue from a limited number of key clients. In 2002, the Company’s top five clients and ten clients represented 39.0 percent and 50.1 percent of total revenue, respectively, with clients in the automotive, petroleum-chemical, railroad, and pharmaceutical industries generating 24.4 percent, 15.2 percent, 8.4 percent, and 8.2 percent of total revenue, respectively. As of December 31, 2002, the Company’s top 5 and 10 accounts receivable represented 60.2 percent and 65.7 percent of total accounts receivable outstanding, respectively.  Most of the Company’s engagements have no minimum purchase requirements and may be terminated by the client with little or no notice to the Company. Many of these clients operate in cyclical industries, such as automotive, petroleum-chemical, and railroad, which are subject to economic factors that affect the clients’ revenue and profitability.  Performance Solutions has successfully obtained business in other industries and expects to continue diversification efforts, which may partially offset the decline in revenue from clients in the automotive manufacturing industry. If any of the Company’s major clients discontinue doing business with the Company or significantly reduce the amount of products and services they purchase from the Company, the Company’s ability to achieve its financial goals are likely to be adversely affected.

•                  Software Product Development. RWD has invested in research and software product development and believes that timely development of new software products and enhancements to existing software products will expand its competitive position in the marketplace. RWD anticipates continuing to invest in expanded functionality across its product offerings, including global product requirements and industry specific requirements.  There can be no assurance that such development efforts will result in new or enhanced products, features, or functionality, or that the products, features, or functionality that are developed will be accepted by the market.

•                  Geographic Expansion. The Company intends to continue to expand its operations and marketing efforts in Europe, Canada, and Asia, including establishing offices and expatriating employees, thereby incurring significant operating costs.  If these efforts fail to produce revenue at expected levels or within the timeframe predicted by management, operating margins will be adversely affected. International operations present a number of risks, such as adverse currency exchange rate fluctuations, trade barriers, cultural differences, and possible changes in taxes, laws, and policies governing the operations of foreign-based companies. The Company has no control over these factors, any of which could adversely affect the Company’s results of operations and demand for its services abroad.

•                  Rapidly Changing Information Technology Sector. The IT industry is subject to significant and rapid changes in technology and the demand for particular products and services.  If the Company fails to identify shifting demand for particular IT services or does not develop the expertise necessary to provide services for which there is new demand, the Company’s results of operations are likely to be adversely affected.

•                  Competition. In recent years, the Company has experienced increasing competition, particularly in the ERP, eSolutions, and eLearning areas of its business. Recent general economic conditions have created significant competitor-driven pricing pressures and other industry-related pressures.  If competition continues to intensify, the Company may find it more difficult to resume revenue growth at rates comparable to its historic growth rates and to improve its profit margins once general economic conditions improve.

•                  Attracting and Retaining Personnel. As is the case with most technology companies, the Company experiences turnover in its technical staff. The Company’s ability to expand its business will depend on its ability to attract, develop, and retain a sufficient number of skilled professional employees. Also, the Company will need to ensure that its technical personnel stay abreast of rapid changes in technology. The Company’s operating costs may be higher than management expects if competition for qualified people increases or the Company experiences higher turnover levels.

•                  Operating and Net Losses.  In 2001 and 2002, the Company incurred operating and net losses largely as the result of declines in revenue due to a decreased demand for RWD’s products and services in the current stagnant economic environment.  The Company may continue to incur operating and net losses in all or a portion of 2003.  The losses over the past two years have caused the Company’s cash, working capital, total assets and stockholders’ equity to decline while its indebtedness has increased.  If the Company continues to incur losses over a longer period of time, it may have insufficient liquidity and capital resources to take advantage of opportunities that may arise or possibly to finance its operations at current levels.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs.  SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3.  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF No. 94-3, a liability for exit costs was recognized at the date of a company’s commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS No. 146 will affect the timing of recognizing exit and restructuring costs as well as the amount recognized.  The Company will adopt this guidance prospectively for exit or disposal activities initiated after December 31, 2002, and does not expect that adoption will have a material effect on reported results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.”  This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148’s amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for years ending after December 15, 2002.  SFAS No. 148’s amendment of the interim reporting disclosure requirements of Opinion 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002.  The Company adopted the disclosure requirements of the standard for its December 31, 2002 reporting period.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.”  The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company is exempt from the provisions related to recognizing the liability for SAPLS at inception for the fair value of the guarantor’s obligation due to the fact that the entity is fully consolidated on the Company’s balance sheet.  The Company adopted the disclosure requirements of the standard for its December 31, 2002 reporting period.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities.  The Interpretation requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  The company currently does not have any variable interest entities and, therefore, will apply the provisions of the Interpretation prospectively.

The EITF Issue No. 00-21, “Accounting for Revenue Arrangement with Multiple Deliverables,” addresses solutions which may involve the delivery or performance of multiple products, services, and/or rights to use assets, and for which performance may occur at different points in time or over different periods of time.  The issue also addresses whether the different revenue-generating activities, or deliverables, are sufficiently separable, and whether sufficient evidence exists of their fair values to separately account for some or all of the deliverables.  The issue applies to all contractual arrangements under which a vendor will perform multiple revenue-generating activities.  Issue 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted.  The Company will adopt this guidance prospectively for all revenue arrangements entered into after January 1, 2003, and does not expect that adoption will have a material effect on reported results of operations.

Critical Accounting Policies

The Company’s accounting policies are summarized in Note 1 of the financial statements in Item 8. The financial statements are prepared in conformity with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. The following policies are considered to be most critical in understanding the judgments that are involved in preparing the financial statements and the uncertainties that are considered that could impact the results of operations, financial condition, and cash flows.

Goodwill:

In 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142).  SFAS No. 142 required the Company, upon adoption, to determine the implied fair value of its reported goodwill of $12.5 million at January 1, 2002.  The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of a reporting unit from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess.  The estimation of fair value required the Company to make judgments concerning future cash flows of the reporting unit with recorded goodwill, and appropriate discount rates. The Company determined with the assistance of an independent appraiser that the implied fair value of its goodwill at January 1, 2002 was zero, and recorded an impairment charge for $12.5 million.  The Company has no remaining goodwill at December 31, 2002.

Capitalized Software Development Costs:

The Company develops and markets software products designed principally for clients of Enterprise Systems and Applied Technology Solutions.  Development costs are capitalized when the technological feasibility of a product or product enhancement is established, and expensed as research and development costs prior to such a determination.  Amortization of capitalized costs is recognized on a product-by-product basis over expected useful lives when the product is available for general release.  For each product with unamortized capitalized costs, the Company periodically evaluates capitalized software development costs for impairment by estimating future cash flows for each product.  To the extent that the unamortized costs exceed these estimated future cash flows, additional amortization expense is recorded.

At December 31, 2002, the Company had unamortized capitalized software development costs of approximately $3.3 million.  During 2002, the Company capitalized $2.3 million of software development costs and recorded amortization of $5.5 million, including $2.9 million of accelerated amortization caused by revisions to estimates of likely future cash flows from specific products in the Applied Technology Solutions and Enterprise Systems segments.  Because the process of capitalizing software costs requires the Company to ascertain the date that technological feasibility was established, and the amortization of software costs requires the Company to estimate product lives and future cash flows, reported results of operations are sensitive to these estimates.  If the Company revises estimates of product lives or the estimated future cash flows from sales of its software products, the amount of future amortization could be materially affected.

Revenue Recognition:

The majority of the Company’s revenue is generated from consulting fees. The majority of the Company’s consulting contracts are on a time-and-materials basis, although many of the contracts contain initial “not-to-exceed” amounts and Company performance obligations. The Company’s remaining consulting contracts are on a fixed-price basis. Revenue is recognized using the proportional performance method.  Consulting contracts generally vary in length from 1 to 36 months.

Earned revenue is based on the percentage that direct labor and other contract costs incurred to date bear to total estimated costs, after giving effect to the most recent estimates of total cost. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed-upon claim and change order revenue, if any.  Losses expected to be incurred on jobs in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to income as soon as such losses are known.  See Note 5 of the financial statements for disclosures related to costs and estimated earnings on contracts in process.

Revenue from the sale of multiple-element software license agreements is generally recognized under the residual method at the time of delivery of software products to the customer and when collectibility is probable and there is persuasive evidence of an agreement. Under the residual method, the Company defers revenue on any undelivered element, as indicated by vendor-specific objective evidence of the fair market value of the undelivered element, and recognizes the residual amount in the period in which delivery takes place.  Any modifications to vendor-specific objective evidence established by the Company would affect the timing of revenue recognition.  The Company generally does not grant its customers a right of return for a full or partial refund on its products. Revenue from all maintenance, hosting, and customer support agreements is recognized ratably over the term of the agreement, generally one year, with the unrecognized portion at the balance sheet date being recorded as deferred revenue. Revenue from professional services and training relating to products is recognized as the services are performed.

Income Taxes:

The Company incurred a net operating loss for the year ended December 31, 2002.  As of December 31, 2002, a portion of the net operating loss could be carried back to obtain refunds of prior income taxes paid with the remaining net operating loss of approximately $0.9 million being carried forward.  As of December 31, 2002, the realization of the net operating loss to be carried forward was not assured beyond a reasonable doubt, and therefore, a valuation allowance of $3.5 million was recorded against the net deferred tax assets from the carryforward.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

The Company does not have significant interest rate risk related to its line of credit, which has an interest rate equivalent to the 30-day LIBOR rate (1.382 percent on December 31, 2002), plus 90 basis points. The Company does not have significant foreign currency risk related to foreign sales because of the minimal amount of funds maintained in foreign payroll and operating accounts. The Company does not have any derivative commodity instruments or other financial instruments such as interest swaps, foreign currency forwards, futures and options, or foreign currency denominated debt, except for credit line debt of its majority-owned subsidiary, SAPLS. The Company does not have commodity price risk or other relevant market risks.

Item 8.           Financial Statements and Supplementary Data

The consolidated financial statements of the Company are included on pages 44 through 63.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Audit Committee of the Board of Directors of RWD Technologies, Inc. recommended the dismissal of RWD’s independent auditors, Arthur Andersen LLP (“Andersen”), and the engagement of Ernst & Young LLP (“Ernst & Young”) as RWD’s new independent auditors, effective May 31, 2002.  The Audit Committee’s recommendation was approved by RWD’s Board of Directors.  The change in auditors followed RWD’s management decision to seek proposals from independent accountants to audit RWD’s financial statements.  As a result of the restatements identified in Note 2 to the consolidated financial statements, Ernst & Young audited the consolidated financial statements for the year ended December 31, 2002, and the consolidated financial statements for the years ended December 31, 2001 and 2000, as restated.

Andersen’s reports on RWD’s financial statements for the years ended December 31, 2001, and 2000, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years audited by Andersen, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with its reports on RWD’s consolidated financial statements for such years; and there were no reportable events, as listed in item 304(a)(l)(v) of Regulation S-K.

RWD provided Andersen with a copy of the disclosures above.

During RWD’s two most recent years audited by Andersen, RWD did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements, or any other matters or reportable events listed in Item 304(a)(l)(v) of Regulation S-K.

PART III.

Item 10.  Directors and Executive Officers

The following table sets forth information regarding RWD’s directors, executive officers, and other significant employees:

Executive Officers and Directors	Age	Position
Dr. Robert W. Deutsch	79	Chairman of the Board of Directors, Chief Executive Officer, and President, Director
Kenneth J. Rebeck	51	Senior Vice President and Chief Knowledge Officer, Director
Dana M. Sohr	43	President—Enterprise Systems Group, Director
Daniel J. Slater	47	President—Performance Solutions Group, Director
Jeffrey W. Wendel	48	President—Applied Technology Solutions Group, Director
Dudley R. Beagle	43	Vice President—Global Lean Solutions
Michael Bray	49	Senior Vice President—Enterprise Systems
Beth Marie Buck	48	Vice President and Chief Financial Officer
Jane C. Brown	52	Director
James R. Kinney	64	Director
Jerry P. Malec	60	Director
Robert T. O’Connell	64	Director
Robert M. Rubin	61	Director
Henry Z Shelton, Jr	59	Director
Dr. David Yager	54	Director

Key Employees
Daniel A. Cantwell	50	Vice President—Human Performance Solutions
Richard M. Contel	54	Vice President—Enterprise eLearning
Robert B. Gosline, Jr	60	Vice President and Chief Information Officer
Laurens MacLure, Jr	46	Vice President, General Counsel and Corporate Secretary
Mary M. Shafer	42	Vice President—Enterprise Systems, Europe

Name and Age	Principal occupation, directorships with public companies, and other information
Dr. Robert W. Deutsch Age: 79

Dr. Robert W. Deutsch founded RWD Technologies, Inc. in January 1988 and has been Chairman of the Board and Chief Executive Officer since that time, and has served as President of RWD since January 1, 2002. Dr. Deutsch founded General Physics Corporation in 1966 and was its Chairman, President, and Chief Executive Officer until 1987. From 1963 to 1971, Dr. Deutsch was Chairman and Professor of Nuclear Science and Engineering at The Catholic University of America. Dr. Deutsch has a Ph.D. in physics from the University of California, is a member of the National Academy of Engineering and is a registered Professional Engineer. He received his bachelor’s degree in physics from the Massachusetts Institute of Technology.

Kenneth J. Rebeck Age: 51

Kenneth J. Rebeck joined the Company in 1988 and has been a director since 1991. He currently serves as Senior Vice President and Chief Knowledge Officer of RWD. From 1978 until 1988, Mr. Rebeck was employed by General Physics Corporation in a variety of professional and management capacities, including Project Director for a major NASA Pressure Vessel Recertification Program and Chief Engineer and Director of High Technology Activities. Mr. Rebeck received his M.S. in nuclear science and engineering from Carnegie Mellon University and his bachelor’s degree in nuclear engineering from the State University of New York at Buffalo. He has Professional Engineering licenses in Maryland, Michigan and Pennsylvania.

Name and Age	Principal occupation, directorships with public companies, and other information
Dana M. Sohr Age: 43

Dana M. Sohr joined the Company in 1993 and currently serves as President of the Enterprise Systems Group. He was elected to the Board of Directors in January 2002. Mr. Sohr has 21 years of experience supporting implementation of large information systems and for the past 13 years has concentrated his activities on SAP software implementations. He has been responsible for delivering high-quality training and support solutions to customers such as Dow Chemical, Goodyear, Polaroid and Tenneco Automotive. Mr. Sohr received his bachelor’s degree in general studies, with concentrations in computer science and economics, from the University of Maryland.

Daniel J. Slater Age: 47

Daniel J. Slater joined the Company in 1999 and currently serves as President of the Performance Solutions Group. Mr. Slater was elected to the Board of Directors in July 2000. Mr. Slater has over 25 years of overall manufacturing experience, 16 of which are in lean manufacturing environments. Prior to joining the Company, Mr. Slater was the plant manager of body welding manufacturing and engineering with BMW Manufacturing Corporation from 1993 to 1999. From 1987 to 1993, he served as a production engineering manager with Toyota Motor Manufacturing. From 1977 to 1987, Mr. Slater held various positions with Volkswagen of America.

Jeffrey W. Wendel Age: 48

Jeffrey W. Wendel joined the Company in 1994 and currently serves as President of Applied Technology Solutions Group.  He was elected to the Board of Directors in 1996. Prior to joining the Company, Mr. Wendel was the Director of Process Simulation for S3 Technologies, Inc. from 1990 to 1994, where he managed an international business unit that focused on software solutions for the petrochemical, natural gas and nuclear power industries. From 1989 to 1990, he was Director of Simulation Technology for the Company. In his prior career assignments, Mr. Wendel was a technical manager for the Singer Company-Link SSD division and served in the U.S. Navy as a nuclear-trained submarine officer. Mr. Wendel received his M.B.A. in management from Loyola College and his bachelor’s degree in systems engineering from the U.S. Naval Academy. He currently is a member of technical advisory boards at Towson University and the University of Maryland, Baltimore County.

Dudley R. Beagle Age: 43

Dudley R. Beagle joined the Company in 1996 and currently serves as Vice President of Global Lean Solutions. Mr. Beagle moved to Europe in 1997 to help the Company grow its business there, and became Manager of European Operations in 1998. He has more than 22 years of automotive experience and has served in a variety of management roles. Prior to joining RWD, Mr. Beagle served as Operations Manager for Lobdel Emery from 1995 to 1996, and as Production Superintendent for Johnson Controls from 1990 to 1995. Mr. Beagle holds associate degrees in business management and marketing from the Kentucky College of Business.

Michael Bray Age: 49

Michael Bray joined RWD in 1995 and currently serves as Senior Vice President of Enterprise Systems. In this capacity, Mr. Bray leads the organization in providing a wide range of human performance consulting services, including business strategy, change management, process reengineering, training and electronic performance support. Prior to joining the Company, Mr. Bray served as Director of Training for the U.S. Coast Guard. Mr. Bray received his M.S. in instructional systems design from Indiana University, his M.A.L.S. in physics from Wesleyan University and his bachelor’s degree in marine science from the U. S. Coast Guard Academy.

Beth Marie Buck Age: 48

Beth Marie Buck joined the Company in 2000 and currently serves as Vice President and Chief Financial Officer. She is responsible for the executive oversight of financial activities, including public reporting, international operations, finance, and investor relations. Prior to joining the Company, Ms. Buck served for eight years as a senior finance and operations officer in a privately held services business and for one year as CFO and investment advisor at Greater Washington Investors. Earlier in her career, she worked at Coopers & Lybrand and H.J. Heinz Company. Ms. Buck received her masters degree from Carnegie Mellon University with distinguished honors in finance and graduated summa cum laude in accounting from Robert Morris College. She is a Certified Public Accountant.

Name and Age	Principal occupation, directorships with public companies, and other information
Jane C. Brown Age: 52

Jane C. Brown was elected to the Board of Directors on March 1, 2001. She also serves on the Board of Directors of Legg Mason Trust, which provides investment services nationwide to high net worth individuals and families, and chairs its Investment and Trust Committee. Since 1995, Ms Brown has served as Executive Vice President and a member of the Board of Directors of The Robert W. Deutsch Foundation, Inc., a private philanthropic enterprise. She also serves on the Board of Directors of the University of Maryland College Park Foundation, the University of Maryland Foundation, the University of Baltimore Educational Foundation and the University of Baltimore. In addition, Ms. Brown is a member of the Boards of Trustees of Goucher College, The Park School of Baltimore and the Association of Baltimore Area Grantmakers. She serves on the City of Baltimore Workforce Investment Board and the Executive Steering Committee for the Digital Harbor High School, a project of the Baltimore City Public School System. Ms. Brown has an M.A. degree in English from the State University of New York at Stony Brook and a bachelor’s degree in English and philosophy from the University of Maryland, College Park. Ms. Brown is the daughter of Dr. Robert W. Deutsch.

James R. Kinney Age: 64

James R. Kinney was elected to the Board of Directors in March 2000 and is the Chairman of the Board’s Compensation Committee and a member of the Board’s Audit Committee. Mr. Kinney has been President of Mariner Consulting Incorporated since 2000. In February 2000, Mr. Kinney retired from Kraft Foods North America as Senior Vice President and Chief Information Officer, where he was responsible for the strategic planning, development and deployment of business information systems. From 1996 to 1998, Mr. Kinney served as the Chairman of the IS Committee for the Grocery Manufacturers’ Association, the trade association representing food manufacturers. He also chaired the Efficient Consumer Response sub-committee on IT. From 1996 to 1997, Mr. Kinney served as President of the Society for Information Management, an international organization dedicated to the issues of managing IT. He is on the advisory boards of several technology start-up firms and also serves in the same capacity for SHARE, a society for IT professionals. He has an M.B.A. from Northwestern University and a bachelor’s degree from the U.S. Naval Academy.

Jerry P. Malec Age: 61

Jerry P. Malec was elected to the Board of Directors following completion of the Company’s 1997 initial public offering and currently serves on the Board’s Audit Committee.  Mr. Malec has been Chairman of the Board of Servigistics, a provider of eBusiness applications for Supply Chain Planning Systems, since 1997.  From 1994 to 1997, Mr. Malec was President and Chief Executive Officer of Checkmate Electronics, Inc., a developer and manufacturer of systems and software for the retail and financial services industry.  For six years prior to that, Mr. Malec was employed by Apple Computer, Inc., as Vice President and General Manager of its Enterprise Markets division.  Mr. Malec received his bachelor’s degree in economics from Wayne State University.

Robert T. O’Connell Age: 64

Robert T. O’Connell was elected to the Board of Directors following completion of the Company’s 1997 initial public offering. He joined the company in August 1997 as Senior Vice President of Strategic Business Planning.  From August 2000 to June 2001, he served as Chief Financial Officer and Senior Vice President of Strategic Business Planning.  From 1995 to 1997, Mr. O’Connell served as Senior Vice President and Chief Staff Officer of EMC Corporation, a leading provider of intelligent enterprise storage and retrieval technology.  Between 1965 and 1994, Mr. O’Connell held several positions in General Motors Corporation, including Chairman and Chief Executive Officer of General Motors Acceptance Corporation Financial Services and Chief Financial Officer of General Motors Corporation.  Mr. O’Connell received his M.B.A in finance from the Harvard Graduate School of Business Administration and his bachelor’s degree in economics from Yale University.

Name and Age	Principal occupation, directorships with public companies, and other information
Robert M. Rubin Age: 61

Robert M. Rubin was elected to the Board of Directors on March 1, 2001, and is a member of the Board’s Compensation Committee. He currently serves as CEO of Valley Management Consultants (VMC), a firm that specializes in information technology strategy, organizational design and evaluation. Prior to forming VMC in 2000, Mr. Rubin was Senior Vice President and Chief Information Officer for Elf Atochem North America, a diversified chemical company, where he was responsible for all information technology, re-engineering and various administrative functions. Mr. Rubin has served on information technology advisory boards for various organizations, including the School District of Philadelphia, the City of Philadelphia, the American Management Association, The Wharton School of the University of Pennsylvania and CIO magazine. Mr. Rubin currently serves on the IT Advisory Council to the Commonwealth of Pennsylvania and the advisory board of Information Week. He has an M.A. degree in physics from Temple University and a bachelor’s degree in physics from Drexel University.

Henry Z Shelton, Jr. Age: 59

Henry Z Shelton, Jr. was elected to the Board of Directors on May 1, 2001 and is Chairman of the Board’s Audit Committee. Mr. Shelton currently serves as Senior Vice President and Chief Financial Officer of USEC Inc., a supplier of enriched uranium fuel for commercial nuclear power plants. Prior to joining USEC, Mr. Shelton worked at Sunoco, Inc. where he held numerous senior financial management and inside board positions in Exploration and Production, Refining and Marketing, Shipbuilding and the corporate office. Mr. Shelton has an M.B.A. from the University of Chicago and a bachelor’s degree from Carnegie Mellon University. He also has an Honors Diploma from the University of Vienna, Austria.

Dr. David Yager Age: 54

Dr. David Yager has served on the Board of Directors since April 2000. Dr. Yager held a number of management positions with RWD from July 1999 to August 2002, including President of the Latitude360 Group (now know as the Applied Technology Solutions Group) and Director of the Applied Technology Laboratory. Dr. Yager is currently a Distinguished Professor at the University of Maryland Baltimore County (UMBC).  Prior to joining RWD, he was a Distinguished Professor and Chair of UMBC’s Visual Arts Department and founding Director of the Imaging Research Center for over 13 years. Dr. Yager received his H.D.D. from De Montfort University in the U.K., his M.F.A. from Florida State University and his bachelor’s degree from the University of Connecticut.

Daniel A. Cantwell Age: 50

Daniel A. Cantwell joined the Company in 1991 and serves as Vice President of Human Performance Solutions. Prior to joining the Company, Mr. Cantwell was employed by The Chrysler Corporation from 1984 to 1991 as a Senior Technical Training Specialist. Mr. Cantwell received his B.A.S. in robotics and flexible automation from Sienna Heights College.

Richard M. Contel Age: 54

Richard M. Contel joined the Company in 1991 and serves as Vice President of Enterprise eLearning. During his career with RWD, Mr. Contel has been a director in the ERP, Electronic Document Management and Information Technology service areas. Before joining RWD, Mr. Contel worked for the B.F. Goodrich Company for 16 years, where he had broad management responsibilities in production and maintenance involving operations management, organizational development, productivity improvement, waste reduction and systems development. Mr. Contel has a bachelor’s degree in mechanical engineering from Lafayette College.

Robert B. Gosline, Jr. Age: 60

Robert B. Gosline, Jr., joined the Company in 1988 and serves as Vice President and Chief Information Officer, where he directs activities in strategic information system planning and implementation. Prior to joining the Company, Mr. Gosline was employed by General Physics Corporation from 1975 to 1988, and prior thereto served as a nuclear submarine officer in the U.S. Navy. Mr. Gosline received his M.S. in computer science from The Johns Hopkins University and his bachelor’s degree from the U.S. Naval Academy.

Name and Age	Principal occupation, directorships with public companies, and other information
Laurens MacLure, Jr. Age: 46

Laurens MacLure, Jr. joined the Company in 1999 and currently serves as Vice President, General Counsel and Corporate Secretary. Prior to joining the Company, Mr. MacLure was employed as General Counsel by Pioneer EyeCare, Inc. from 1997 to 1999, and prior thereto served in a variety of legal positions with PHH Corporation from 1984 to 1997, most recently as Senior Vice President and General Counsel of PHH Vehicle Management Services. From 1981 to 1984, Mr. MacLure was in private legal practice. Mr. MacLure received his bachelor’s degree in economics from Bucknell University and his J.D. from the University of Maryland School of Law.

Mary M. Shafer Age: 42

Mary M. Shafer joined the Company in 1995 and currently serves as Vice President, Enterprise Systems, Europe, where she is responsible for developing new business for Enterprise Systems and cultivating relationships with SAP subsidiaries and partners in Europe. Prior to joining RWD, Ms. Shafer provided a full range of publication services to government and private-industry clients as a technical writer and publications manager from 1986 to 1995.  She was employed by Heldref Publications, Inc., as managing editor of various academic journals from 1982 to 1986.  Ms. Shafer has a B.A. in English from James Madison University.

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth information about the annual and long-term compensation for the last three fiscal years of the Chief Executive Officer and the five other highest paid executive officers of RWD during fiscal year 2002 (collectively, the “Named Executive Officers”). All numbers are rounded to the nearest dollar.

Summary Compensation Table

	Annual Compensation							Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Group Insurance(2)	401K Match	Other(1)		Securities Underlying Options
Dr. Robert W. Deutsch	2002	$150,000	$—	—	4,200	$—		—
Chairman, Chief	2001	150,000	—			—		—
Executive Officer and	2000	150,000	—			—		—
President

Kenneth J. Rebeck	2002	$228,125	$—	1,254	4,400	—		12,000
Senior Vice President	2001	300,000	—			—		30,000
and Chief Knowledge	2000	225,000	—			—		15,000
Officer

Daniel J. Slater	2002	$300,000	$—	818	4,400	—		30,000
President – Performance	2001	300,000	—			—		30,000
Solutions Group	2000	271,000	—			—		18,000

Dana M. Sohr(3)	2002	$295,417	$—	545	4,400	—		30,000
President – Enterprise	2001	190,000	—			—		18,000
Systems Group	2000	N/A	N/A			N/A		N/A

Jeffrey W. Wendel(5)	2002	$219,938	$—	818	4,400	—		10,000
President – Applied	2001	211,500	—			—		16,500
Technology Solutions	2000	235,000	—			—		15,000
Group

Dr. David Yager	2002	288,750	$—	1,254	4,400	22,081	(4)	20,000
President – Latitude360	2001	295,000	—			—		33,000
Group	2000	250,000	—			—		38,000

(1)                                  The Company also provides certain perquisites and other personal benefits. The aggregate dollar cost to the Company of such perquisites and other benefits in each of the years represented did not exceed the lesser of $50,000 or 10 percent of the amount reflected in the Salary and Bonus columns for any of the Named Executive Officers other than Dr. David Yager (see footnote 4 below).

(2)                                  Amounts disclosed in this column represent the imputed income derived from group life insurance and split dollar life insurance provided for the Named Executives.

(3)                                  Mr. Sohr became President of the Enterprise Systems Group on January 1, 2002.

(4)                                  This amount reflects certain severance and other benefits that Dr. Yager received pursuant to the terms of his employment agreement when he resigned from the Company as President of the Applied Technology Solutions Group (formerly Latitude360) on August 30, 2002. Dr. Yager will continue to serve on the Board of Directors until his term expires at the 2005 Annual Meeting, but will not receive compensation for his services as a director.

(5)                                  Mr. Wendel became Acting President of Applied Technology Solutions when Dr. David Yager resigned as President of this operating group in September 2002.  Prior to assuming this position, Mr. Wendel served as the Company’s Senior Vice President and Operations Officer for Applied Technology Solutions.  Mr. Wendel’s compensation did not change when he assumed this position. In December 2002, the Board approved Mr. Wendel’s promotion to President of the Applied Technology Solutions Group (formerly Latitude360) effective December 31, 2002.

Compliance with Section 16(A) with of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors and persons who beneficially own 10 percent or more of the Company’s Common Stock (the “Reporting Persons”) to file reports regarding their RWD Common Stock ownership and changes in that ownership with the SEC. Based solely on a review of the copies of such forms furnished to RWD and written representations from the Reporting Persons, the Company believes that during 2002, each of the Reporting Persons complied with all Section 16(a) reporting requirements applicable to them, with exception of one late report for each of Ms. Buck and Mr. Bray.  As a result of an administrative error, Ms. Buck’s initial Form 3 was inadvertently not filed when due.  Mr. Bray’s Form 3 was filed one day late.  Other than these late filings, Ms. Buck and Mr. Bray have timely filed Form 4 reports with the SEC.  In making these statements, RWD has relied upon examination of the copies of Forms 3, 4 and 5 provided to the Company and the written representations of its directors and officers.

Option Grants In The Last Fiscal Year

The following table sets forth information regarding options to purchase shares of RWD Common Stock granted to the Named Executive Officers during the last fiscal year.

	Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share(1)	Expiration Date	Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
					5%	10%
Dr. Robert W. Deutsch	—	—	—	—	—	—

Kenneth J. Rebeck	12,000	1.0	$2.20	06/27/2012	16,603	42,075

Daniel J. Slater	30,000	2.5	2.20	06/27/2012	41,507	105,187

Dana M. Sohr	30,000	2.5	2.20	06/27/2012	41,507	105,187

Jeffrey W. Wendel	10,000	0.8	2.20	6/27/2012	13,836	35,062

Dr. David Yager	20,000	1.7	2.20	06/27/2012	27,671	70,125

(1)                                  The exercise price equaled the fair market value of RWD Common Stock as determined by the Compensation Committee of the Board of Directors on the grant date. The exercise price is payable in cash or by delivery of shares of RWD Common Stock having a fair market value equal to the exercise price of options exercised.

(2)                                  The 5 percent and 10 percent assumed annual rates of stock price appreciation used to calculate potential gains to optionees are mandated by the rules of the SEC. The potential realizable value does not represent the Company’s prediction of its stock price performance. There can be no assurance that the stock price will actually appreciate over the 10-year option term at the assumed 5 percent and 10 percent levels or at any other level.

Aggregate Option Exercises In The Last Fiscal Year And Year-End Option Values

The following table sets forth information concerning the number and exercise price of the options to purchase RWD Common Stock exercised by the Named Executive Officers during the last fiscal year and the number and value of unexercised options to purchase RWD Common Stock held at the end of the fiscal year by the Named Executive Officers. Value is considered to be, in the case of exercised options, the difference between exercise price and market price on the date of exercise, and, in the case of unexercised options and exercisable options, the difference between exercise price and $1.55, the closing price on December 31, 2002 for RWD Common Stock as reported by Nasdaq.

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Options at Year-End Exercisable/ Unexercisable(1)		Value of Unexercised In-the-Money Options at Year-End Exercisable/Unexercisable(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Dr. Robert W. Deutsch	—	—	—	—	—	—
Kenneth J. Rebeck	—	—	90,000	—	$64,500	—
Daniel J. Slater	—	—	—	—	—	—
Dana M. Sohr	—	—	6,000	—	3,300	—
Jeffrey W. Wendel	—	—	6,200	—	3,410	—
Dr. David Yager	—	—	—	—	—	—

(1)                                  Includes only the value of exercisable and unexercisable in-the-money options.

Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the Company’s Amended and Restated Equity Participation Plan and its Amended and Restated Omnibus Stock Incentive Plan, the Company’s only equity-based compensation plans, as of December 31, 2002. There are no outstanding warrants or rights other than options under these plans.  These equity compensation plans have been approved by RWD’s stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted - Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by RWD’s security holders	5,908,125	$5.72	3,115,740	(1)

(1)                                  Includes 225,688 shares authorized and available for issuance in connection with the RWD Technologies, Inc. Amended and Restated Employee Stock Purchase Plan (the “423(b) Plan”).

Non-employee Director Compensation

During 2002, directors who are not employees or former employees of RWD received a total annual compensation package as follows: (a) an annual board retainer of $20,000, one-half in the form of shares of RWD Common Stock having a fair market value of $10,000 on the date of issuance, and the other $10,000 paid in cash; (b) an annual committee retainer of $1,000 in cash for membership on each Board Committee (or $2,000 in cash where the director serves as the chairperson of the Board Committee); (c) a fee of $1,000 in cash for each Board and Board Committee meeting attended; and (d) cash reimbursement for actual travel and out-of-pocket expenses incurred in connection with their service as directors.

In addition, upon their first election and upon each re-election to the Board of Directors, each director who is not an employee of the Company is granted an option to purchase 4,000 shares of RWD Common Stock under the Company’s stock option plan for each year remaining in the then current term of the class of directors to which the director is first elected. Each option vests ratably over a three-year period beginning one year after the date of grant and has an exercise price equal to the fair market value of RWD Common Stock on the date of grant. Non-employee directors are also eligible to receive additional options at the end of each calendar year at the discretion of the Board.

On April 26, 2002, upon their re-election to the Board, the Company granted Ms. Jane C. Brown and Mr. Robert M. Rubin, each, an option to purchase 12,000 shares of RWD Common Stock at an exercise price of $3.50 per share (the fair market value on the date of grant).

Directors who are employees or former employees of RWD do not receive any compensation for their service as directors.

Employment Agreements

The Company has entered into Employment Agreements with Dr. Robert W. Deutsch, Mr. Kenneth J. Rebeck, and Mr. Jeffrey W. Wendel. Each of these Employment Agreements has an initial term of three years and is automatically renewed thereafter for successive one-year terms until terminated by either the Company or the executive officer.

The Company also entered into an Employment Agreement with Mr. Daniel J. Slater and Dr. David Yager in order to secure their services with the Company as President of the Performance Solutions Group and President of the Applied Technology Solutions Group, respectively. Each Employment Agreement has an initial term of one year and automatically renews thereafter for successive one-year terms until terminated by either the Company or the executive officer.  All Employment Agreements entered into by the Company with the Named Executive Officers provide for initial annual salaries, subject to annual adjustment at the discretion of the Chief Executive Officer and the Company’s Compensation Committee, and provide for discretionary annual cash bonuses in amounts determined by the Company’s Compensation Committee. The Employment Agreements contain confidentiality provisions and one-year covenants-not-to-compete and a non-solicitation of employees restriction following termination or expiration of employment (as defined in the Employment Agreements).  When Dr. Yager resigned from the Company on August 30, 2002, he received certain severance and other benefits as provided for in his Employment Agreement.

With regard to executive officers who are not directors, RWD entered into Employment Agreements with Ms. Beth Marie Buck and Mr. Dudley R. Beagle. Each Employment Agreement provides that in the event of termination of employment for any reason other than death, disability, retirement or for cause, the executive officer will receive certain severance benefits. These Employment Agreements also contains confidentiality provisions, a covenant-not-to-compete and a non-solicitation of employees restriction following termination or expiration of their employment with the Company.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

None of the directors serving on the Compensation Committee is an employee of RWD, and neither the Chief Executive Officer nor any of the Named Executive Officers (as defined above) has served on the Compensation Committee. None of the members of the Compensation Committee, or any other director or executive officer of RWD, entered into (or agreed to enter into) any transaction or series of transactions with the Company or any of its subsidiaries in which the amount involved exceeds $60,000. Dr. Robert W. Deutsch, Chairman, Chief Executive Officer and President of RWD, and Ms. Jane C. Brown, Dr. Deutsch’s daughter and a director of RWD, serve as directors and executive officers of The Robert W. Deutsch Foundation, Inc. The Robert W. Deutsch Foundation compensates Ms. Brown for her services as its Executive Vice President. No other director or executive officer of RWD is a director or executive officer of any other corporation that has a director or executive officer who is also a director or Board Committee member of RWD.

Compensation Committee Report on Executive Compensation

Compensation Committee Overview.  The function of the Compensation Committee is to advise the Board of Directors regarding overall compensation policies and recommend specific compensation for the Company’s senior executive officers. The Compensation Committee is responsible for providing guidance to the Board regarding broad compensation issues, including salaries, bonuses, option grants, benefits and other remuneration for officers and employees of the Company. The Compensation Committee’s responsibilities also include administering the Company’s stock option plans, employee stock purchase plan and 401(k) plan. The Compensation Committee is composed only of independent directors who have never been officers or employees of the Company and have no other interlocking relationships with RWD that are subject to disclosure under SEC rules relating to proxy statements.

At its meetings in 2002, the Committee discussed the full range of compensation issues facing the Company, the various recommendations of management, the general marketplace for talented employees and compensation market conditions.

Compensation Philosophy. The Company applies a consistent philosophy to compensation for all employees, including senior management. This philosophy is based upon the premise that the success of the Company results from the efforts of each employee and that a cooperative, team-oriented environment is an essential part of the Company’s culture and success. The Company believes strongly in the importance of rewarding employees for the common success of the organization. Consequently, the Company places particular emphasis on (a) broad employee equity participation through the use of stock options with long-term vesting, and (b) annual cash bonuses linked to overall Company profitability as integral parts of its compensation structure. However, in light of the current environment concerning the broad distribution of stock options and the significant decline in the Company’s stock price over the last year, the Committee is working with the Company’s management to evaluate the effectiveness of granting stock options as part of its overall compensation program.

Compensation of the Named Executive Officers. The principal elements of the Company’s executive compensation program consist of both annual compensation (primarily base salary) and long-term incentive compensation in the form of stock options with extended vesting periods. Base salary, annual cash bonuses and stock option grants are determined on the basis of the performance of the Company, the operating group and the individual executive officer. Recommendations regarding the base salary of, and the annual cash bonuses to be paid to, the Named Executive Officers, other than the Chief Executive Officer, are made to the Compensation Committee by the Chief Executive Officer and either approved or modified by the Compensation Committee. The recommendation as to annual cash bonuses paid to each Named Executive Officer is based upon a review of the performance of these officers during the prior year by the Chief Executive Officer and their respective group’s performance relative to the Company’s business plan. The Compensation Committee concurred with the recommendations made by the Chief Executive Officer with respect to the base salary of the Named Executive Officers and the recommendation that no cash bonuses be paid to any of the Named Executive Officers in 2002.

In addition to base salaries, officers of the Company are eligible to receive annual cash bonuses at the discretion of the Compensation Committee. Cash bonuses for officers are determined at year-end on the basis of the performance of the Company, the operating group and the individual executive officer. In addition to these objectives, the Chief Executive Officer’s bonus is also linked to the annual increase in the Company’s profitability.

Compensation of the Chief Executive Officer. Dr. Robert W. Deutsch is the founder of the Company and serves as its Chairman and Chief Executive Officer. To determine the appropriate base salary for the Company’s Chief Executive Officer, the Committee retained a national compensation consulting firm to advise the Committee based on data resources that include publicly available proxy materials, industry survey data, and the consultants’ experience in assisting public companies in establishing management compensation plans.  The results of the compensation consultant’s review determined that the Company’s Chief Executive Officer’s compensation is below the norm for Chief ExecutiveOfficers of peer group companies. However, Dr. Deutsch recommended that his base salary remain at the level he received in 2001. Consequently, the Committee considered and approved a continuing base salary of $150,000 for Dr. Deutsch, effective January 1, 2003.

Long-Term Incentive Compensation. During 2002, the Company granted stock options for 1,387,990 shares to 820 directors, officers and employees of the Company. Dr. Deutsch owns a significant percentage of the Company’s Common Stock, and, therefore, he participates proportionately in any increase in stockholder value. The Compensation Committee believes that Dr. Deutsch’s existing equity ownership sufficiently links his interests to the financial success of the Company. Therefore, during 2002, as in prior years, Dr. Deutsch was not granted options under the Company’s stock option plan.

James R. Kinney, Chairman
Robert M. Rubin

Stock Performance Graph

RWD is required by the SEC to provide a five-year comparison of the cumulative total stockholder return on RWD Common Stock compared with that of a broad equity market index and either a published industry index or a RWD-constructed peer group index.

The following chart compares the cumulative total stockholder return on RWD Common Stock for the period beginning June 19, 1997, (the date of RWD’s initial public offering) and ending December 31, 2002, with the cumulative total return on the Nasdaq Composite (U.S.) and Nasdaq Computer and Data Processing indices. The comparison assumes $100 was invested on June 19, 1997, in RWD Common Stock and in each of the foregoing indices. It also assumes reinvestment of any dividends.

RWD does not make, nor does it endorse, any predictions as to future stock performance.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

Stock Ownership of Certain Beneficial Owners

The following table sets forth information as of December 31, 2002, with respect to those persons, in addition to Dr. Robert W. Deutsch, known to the Company to be the beneficial owners of more than five percent of the issued and outstanding Common Stock of the Company.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Class
FMR Corp.(1) 82 Devonshire Street Boston, Massachussets 02109	1,338,101	(2)	8.719%

(1)                                  The information set forth above was provided to the Company in the beneficial owner’s Schedule 13G dated February 14, 2003. Reporting as a parent holding company in accordance with Section 240.13d-1(b)(ii)(G).

(2)                                  Sole power to dispose or direct the disposition of 1,338,101 shares and investment power in respect of all shares.

Stock Ownership of Directors and Management

The following table sets forth information as of March 3, 2003, with respect to the beneficial ownership of RWD Common Stock (including shares issuable upon the exercise of outstanding options that are exercisable on or before May 2, 2003), by (a) each of the directors of the Company; (b) each of the other executive officers who are not directors; and (c) all directors and executive officers as a group. Unless otherwise indicated, each named person exercises sole voting and investment power, or shares such powers with his or her spouse, with respect to the shares set forth in the following table.

	Shares Beneficially Owned
Name(1)	Number	Nature(2)	Percent
Dr. Robert W. Deutsch	8,905,500	Direct	60.8%
	450,000	Indirect(3)

Dudley R. Beagle	8,841	Direct	*
	22,300	Vested Options

Michael Bray	4,032	Direct	*
	26,266	Vested Options

Jane C. Brown	170,097	Direct	4.1%
	450,000	Indirect(4)
	12,000	Vested Options

Beth Marie Buck	4,269	Direct	*
	5,000	Vested Options

Robert B. Gosline, Jr.	4,032	Direct	*
	44,900	Vested Options

James R. Kinney	7,008	Direct	*
	15,333	Vested Options

Jerry P. Malec	9,278	Direct	*
	25,333	Vested Options

Robert T. O’Connell	25,000	Direct	*
	80,000	Vested Options

Kenneth J. Rebeck	2,037	Direct	1.1%
	166,800	Vested Options

Robert M. Rubin	6,097	Direct	*
	12,000	Vested Options

Henry Z Shelton, Jr.	7,481	Direct	*
	8,000	Vested Options

Daniel J. Slater	25,600	Vested Options	*

Dana M. Sohr	10,338	Direct	*
	42,600	Vested Options

Dr. David Yager	11,284	Direct	*
	36,200	Vested Options

Jeffrey W. Wendel	5,712	Direct	*
	500	Indirect(5)
	98,500	Vested Options

All directors and officers as a group (16 persons)			69.6%

*                 Less than 1%.

(1)          The address of each stockholder listed in the table is c/o RWD Technologies, Inc., 5521 Research Park Drive, Baltimore, Maryland, 21228, Attention: Chief Financial Officer.

(2)          “Vested Options” are options that may be exercised as of March 3, 2003, or May 2, 2003, 60 days thereafter. “Direct Shares” include shares held by the named person, including shares subject to vesting, forfeiture risk or other restrictions.

(3)          Consists of 450,000 shares owned by Mrs. Florence Deutsch, Dr. Robert W. Deutsch’s wife, as to which Dr. Deutsch disclaims beneficial ownership.

(4)          Consists of 450,000 shares held in trust for the benefit of Ms. Brown’s minor child and nieces and nephews, for which Ms. Brown serves as co-trustee and as to which Ms. Brown disclaims beneficial ownership.

(5)          Consists of 500 shares held in the Fred W. Wendel Trust B account, for which Mr. Wendel serves as a co-trustee and as to which Mr. Wendel disclaims beneficial ownership.

Item 13.      Certain Relationships and Related Transactions

Relocation-Related Loan to Executive Officer

In July 2000, RWD made a relocation loan to Mr. Daniel J. Slater, President of the Performance Solutions Group, as part of a relocation package required to induce Mr. Slater to accept the position of President of the Performance Solutions Group and move from Greenville, North Carolina to the Detroit, Michigan area. In place of a standard relocation bonus, RWD provided a loan of $60,000 to be used by Mr. Slater for the purchase of a home in Michigan. The loan will be repaid over a 5-year period with interest at 3% per year.  However, in the event that Mr. Slater (1) defaults in his payment obligation; (2) becomes insolvent; or (3) terminates his employment with RWD, the loan will become immediately due and payable. In accordance with the Sarbanes-Oxley Act, RWD will not materially modify or renew this loan and, in the future, will not provide any new loans to its executive officers as required under the Sarbanes-Oxley Act.

Item 14.      Controls and Procedures

(a)                               Evaluation of disclosure controls and procedures.  During the 90-day period prior to the filing date of this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the report the Company files and submits under Rules 13 and 15d of the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required.

(b)                               Changes in internal controls.  Since the evaluation date, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the evaluation date, and no corrective actions with regard to significant deficiencies and material weaknesses.

Item 16.      Principal Accountant Fees and Services

In 2002, Ernst & Young performed various professional services for RWD.  These services included the annual audit, review work associated with required filings with the Securities and Exchange Commission, preparation of corporate tax returns and other consultation with the Company’s personnel on accounting, tax and related matters.  Prior to Ernst & Young’s appointment as the Company’s independent auditors on May 31, 2002, the former independent audit firm, Arthur Andersen LLP, provided certain audit and non-audit services.

	Ernst & Young LLP (05/31/02 to 12/31/02)	*Arthur Andersen LLP (Prior to 05/31/02)
Audit Fees:	$107,608	$72,218
Non-Audit Fees:
• Financial Information Systems Design and Implementation Fees

—

—

• Attestation Fees	54,511	23,000
• Tax Fees:	4,500	108,612
• All Other Fees:	6,068	46,492
Total Fees:	$172,687	$250,322

*                 Includes $64,717 in audit fees and $9,000 in attestation fees for 2001, which were invoiced and paid in 2002. Such fees were not included in the Company’s Audit Committee Report or Proxy Statement issued in 2002.

PART IV.

Item 15.      Exhibits, Financial Statement Schedules, And Reports On Form 8-K

(a)	The following documents are filed as a part of this report:

	1.	Financial Statements

The financial statements of the Company are included on pages 44 through 63.

	2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are inapplicable and therefore have been omitted.

	3.	Exhibits

		(a).	Exhibits

Exhibit No.	Description

3.01	Articles of Amendment and Restatement of the Charter(B)
3.02	Amended and Restated Bylaws(E)
4.01	Specimen Common Stock Certificate(B)
10.01	Maryland Full-Service Office Lease between the Company and Columbia Management, Inc., dated as of January 1, 1994, as amended(B)
10.02	Amended and Restated Equity Participation Plan(B)
10.03	Employee Stock Purchase Plan(B)
10.04	Chrysler Corporation General Terms & Conditions/Clause Manual-Facilities and Material Purchasing-General Terms and Conditions(B)
10.05	Letter Agreement from First National Bank of Maryland to the Company, dated February 27, 1996, regarding $7.5 million unsecured line of credit(B)
10.06	Form of Executive Employment Agreement(B)
10.07	1998 Omnibus Stock Incentive Plan(C)
10.08	Amendment, dated February 24, 2000, to 1998 Omnibus Stock Incentive Plan(D)
10.09	Education Services Alliance Agreement between RWD and SAP America, Inc.(E)
10.10	Employment Agreement between RWD and Daniel J. Slater(E)
10.11	Employment Agreement between RWD and Beth Marie Buck(E)
10.12	Amended & Restated Employee Stock Purchase Plan(E)
10.13	Employment Agreement between RWD and David Yager(F)
16.01	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 30, 2002(G)
21.01	Subsidiaries of the Registrant(A)
23.01	Consent of Ernst & Young LLP(A)
24.01	Powers of Attorney(A)
99.01	Certification of the Chief Executive Officer, Robert W. Deutsch, Ph.D., of RWD Technologies, Inc. pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)(A)
99.02	Certification of the Chief Financial Officer, Beth Marie Buck, CPA, of RWD Technologies, Inc. pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)(A)

A                            Filed herewith.

B                              Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 dated February 14, 1997 (No. 333-21779), as amended.

C                              Incorporated by reference to the Exhibits to the Company’s 1997 Form 10-K, dated March 25, 1998 (No. 000-22145).

D                             Incorporated by reference to the Exhibits to the Company’s 2nd quarter 2000 Form 10-Q, dated August 11, 2000 (No. 000-22145).

E                             Incorporated by reference to the Exhibits to the Company’s 2001 Annual Report on Form 10-K, dated April 1, 2002 (No. 000-22145).

F                             Incorporated by reference to the Exhibits to the Company’s 2nd quarter 2002 Form 10-Q, dated August 14, 2002 (No. 000-22145).

G                            Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K, dated May 31, 2002 (No. 000-22145).

(b)   Current Reports on Form 8-K.

On October 11, 2002, the Company filed a Current Report on Form 8-K disclosing under Item 5 – Other Events, the appointment of Jeffrey W. Wendel as acting President of Applied Technology Solutions, the Company’s eLearning and eBusiness integration division.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized on March 31, 2003.

RWD TECHNOLOGIES, INC.
(Registrant)

By:	/s/Robert W. Deutsch
Robert W. Deutsch. Ph.D.
Chairman of the Board, Chief Executive Officer, President, and Director (Principal Executive Officer)

By:	/s/Beth Marie Buck
Beth Marie Buck, CPA Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Robert W. Deutsch, certify that:

1.               I have reviewed this annual report on Form 10-K of RWD Technologies, Inc;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c.               Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditor and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.               The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003

	By:	/s/ Robert W. Deutsch
Robert W. Deutsch, Ph.D.
Chairman of the Board, Chief Executive Officer, President, and Director (Principal Executive Officer)

CERTIFICATIONS

I, Beth Marie Buck, certify that:

1.               I have reviewed this annual report on Form 10-K of RWD Technologies, Inc;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c.               Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditor and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d.              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e.               Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.               The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003

	By:	/s/ Beth Marie Buck
Beth Marie Buck, CPA
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of

RWD Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of RWD Technologies, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RWD Technologies, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP

Baltimore, Maryland
March 14, 2003

RWD Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	As of December 31,
	2001	2002
	(as restated, see Note 2)
Assets
Current Assets:
Cash	$3,676	$3,694
Restricted cash and investments	—	10,508
Investments, available-for-sale	19,093	7,618
Contract accounts receivable, net of allowance for doubtful accounts of $753 and $953, respectively	18,973	19,053
Costs and estimated earnings in excess of billings on uncompleted contracts	7,021	6,005
Income tax refund receivable	2,755	7,802
Prepaid expenses and other current assets	2,172	1,703
Deferred tax assets	2,635	388
Total Current Assets	56,325	56,771
Fixed Assets:
Furniture and fixtures	9,145	9,210
Office equipment	3,091	3,130
Computer equipment	18,414	18,002
Leasehold improvements	4,233	4,586
Total Fixed Assets	34,883	34,928
Less accumulated depreciation and amortization	21,536	25,253
Net Fixed Assets	13,347	9,675
Goodwill	12,529	—
Capitalized software development costs and other assets	7,872	4,251
Restricted investments	—	2,508

Total Assets	$90,073	$73,205

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$3,918	$7,330
Accrued payroll and related benefits	6,510	6,049
Credit lines payable	717	4,705
Billings in excess of costs and estimated earnings on uncompleted contracts	2,616	744
Deferred revenue	1,332	2,682
Current portion of long-term debt	300	567
Total Current Liabilities	15,393	22,077
Noncurrent Liabilities:
Long-term debt, net of current portion	2,399	2,712
Deferred tax liabilities	2,634	388
Total Liabilities	20,426	25,177
Commitments and Contingencies:
Stockholders’ Equity:
Common stock, $0.10 par value: authorized-50,000,000 shares; issued and outstanding-15,302,645 and 15,418,938, respectively	1,530	1,542
Accumulated other comprehensive loss	(686)	(117)
Additional paid-in capital	47,735	46,499
Retained earnings	21,068	104
Total Stockholders’ Equity	69,647	48,028

Total Liabilities and Stockholders’ Equity	$90,073	$73,205

The accompanying notes are an integral part of these consolidated financial statements.

RWD Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2000	2001	2002
	(as restated, see Note 2)	(as restated, see Note 2)
Revenue:
Consulting services	$130,714	$110,641	$104,702
Products and product services	2,992	7,399	12,783
Total revenue	133,706	118,040	117,485
Cost of revenue:
Consulting services	99,800	97,359	86,867
Products and product services	1,323	4,666	14,920
Total cost of revenue	101,123	102,025	101,787
Gross profit	32,583	16,015	15,698
Selling, general and administrative expenses	26,182	28,512	26,277
Severance and lease termination expenses	485	997	3,180
Operating income (loss)	5,916	(13,494)	(13,759)
Interest expense	285	—	384
Other income, net	895	1,025	327
Income (loss) before income taxes and cumulative effect of achange in accounting principle	6,526	(12,469)	(13,816)
Provision for (benefit from) income taxes	2,323	(3,140)	(3,970)
Income (loss) before cumulative effect of a change in accounting principle	4,203	(9,329)	(9,846)
Cumulative effect on prior years of changing method of accounting for goodwill	—	—	(12,529)
Net income (loss)	$4,203	$(9,329)	$(22,375)

Basic earnings (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$0.28	$(0.61)	$(0.64)
Cumulative effect on prior years of changing method of accounting for goodwill	—	—	(0.82)
Net income (loss) per share	$0.28	$(0.61)	$(1.46)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$0.27	$(0.61)	$(0.64)
Cumulative effect on prior years of changing method of accounting for goodwill	—	—	(0.82)
Net income (loss) per share	$0.27	$(0.61)	$(1.46)

Weighted average shares outstanding:
Basic calculation	14,943	15,252	15,373
Diluted calculation	15,518	15,252	15,373

The accompanying notes are an integral part of these consolidated financial statements.

RWD Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2000, 2001, and 2002

(In thousands)

	Common Stock	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital	Retained Earnings

BALANCE, JANUARY 1, 2000	$1,470		$(45)	$47,210	$24,706
Comprehensive income:
Net income, as restated (see Note 2)	—	$4,203	—	—	4,203
Unrealized gain on securities	—	90	90	—	—
Foreign currency translation adjustments	—	(47)	(47)	—	—
Comprehensive income	—	$4,246	—	—	—
Stock options exercised	29		—	464	—
Stock grants to directors	—		—	40	—
Tax effect of non-qualified stock option exercises	—		—	614	—
Employee stock purchase plan purchases	13		—	834	—
Accelerated vesting of stock options	—		—	(65)	—

BALANCE, DECEMBER 31, 2000, as restated (see Note 2)	1,512		(2)	49,097	28,909
Comprehensive loss:
Net loss, as restated (see Note 2)	—	$(9,329)	—	—	(9,329)
Unrealized gain on securities	—	5	5	—	—
Foreign currency translation adjustments	—	(689)	(689)	—	—
Comprehensive loss	—	$(10,013)	—	—	—
Stock options exercised	14		—	103	—
Stock grants to directors	1		—	48	—
Common stock repurchased	(15)		—	(1,941)	1,488
Employee stock purchase plan purchases	18		—	428	—

BALANCE, DECEMBER 31, 2001, as restated (see Note 2)	1,530		(686)	47,735	21,068
Comprehensive loss:
Net loss	—	$(22,375)	—	—	(22,375)
Unrealized loss on securities	—	(22)	(22)	—	—
Foreign currency translation adjustments	—	591	591	—	8
Comprehensive loss	—	$(21,806)	—	—	—
Stock options exercised	6		—	52	—
Stock grants to directors	1		—	49	—
Common stock repurchased	(13)		—	(1,662)	1,403
Tax effect of non-qualified stock option exercises	—		—	27	—
Employee stock purchase plan purchases	18		—	298	—

BALANCE, DECEMBER 31, 2002	$1,542		$(117)	$46,499	$104

The accompanying notes are an integral part of these consolidated financial statements.

RWD Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2000	2001	2002
	(as restated, see Note 2)	(as restated, see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,203	$(9,329)	$(22,375)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	6,669	8,849	11,249
(Gain) loss on disposal of fixed assets	(13)	215	67
Cumulative effect on prior years of changing method of accounting for goodwill	—	—	12,529
Deferred income taxes	(315)	1,227	(2,436)
Effect of changes in:
Contract accounts receivable	(4,890)	2,507	111
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,986)	4,442	1,203
Income tax refund receivable	—	(125)	(1,905)
Prepaid expenses and other current assets	1,216	(477)	502
Accounts payable and accrued expenses	5,949	(4,890)	3,481
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,058)	(279)	(1,741)
Other liabilities	(60)	1	—

Net cash provided by operating activities	8,715	2,141	685

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in capitalized software development costs and other assets	(2,261)	(5,145)	(1,778)
Purchases of investments	(90,204)	(49,539)	(76,455)
Proceeds from sales of investments	90,004	55,233	74,926
Purchase of fixed assets	(7,495)	(4,870)	(2,497)
Proceeds from sale of fixed assets	83	312	77
Payments related to acquisition	(1,380)	—	—

Net cash used by investing activities	(11,253)	(4,009)	(5,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long-term debt	—	2,022	990
Principal portion paid on long-term debt	—	(54)	(408)
Borrowings under lines of credit	44,206	43,459	36,663
Payments on lines of credit	(44,206)	(42,715)	(32,716)
Issuance of common stock	1,389	563	424
Repurchase of common stock	—	(468)	(272)

Net cash provided by financing activities	1,389	2,807	4,681

NET (DECREASE) INCREASE IN CASH	(1,149)	939	(361)
Effect Of Exchange Rate Changes On Cash	(15)	141	379
CASH, beginning of year	3,760	2,596	3,676

CASH, end of year	$2,596	$3,676	$3,694

Supplemental Cash Flow Disclosures:
Income taxes paid	$2,326	$767	$473
Interest paid	$224	$94	$309
Change in designation from unrestricted investments to restricted investments	$—	$—	$13,016

The accompanying notes are an integral part of these consolidated financial statements.

RWD Technologies, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

1.             Summary of Significant Accounting Policies:

Organization and Business

RWD Technologies, Inc. (the “Company”) was incorporated on January 22, 1988, in the State of Maryland. The Company provides a broad range of integrated solutions designed to improve the productivity and effectiveness of workers in complex operating environments.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its greater than 50% owned subsidiaries.  Investments in 20%- through 50%-owned affiliated companies in which the Company exercises significant influence over operating and financial affairs are accounted for using the equity method of accounting.  Otherwise, investments are accounted for at cost.  All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are measured in local functional currencies prior to translation into U.S. dollars using the current rate method. All balance sheet accounts are translated using the exchange rates at the balance sheet date. Income statement amounts have been translated using the average exchange rates for the year. Translation gains or losses are reported in other comprehensive income.

Cash Equivalents and Investments

Cash equivalents are included in cash and consist of instruments with remaining maturities when purchased of 30 days or less.  All of the Company’s investments are classified as available-for-sale and carried at fair value.  Unrealized gains and losses are included in other comprehensive income.

The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity.  This amortization is included in interest and other income.  Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other income.  The cost of securities sold is based on the specific identification method.  Interest and dividends on securities classified as available-for-sale are included in interest income.

Restricted Cash and Investments

The Company maintains restricted cash and investments at December 31, 2002 as collateral for outstanding bank borrowings.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period except those resulting from investments by or distributions to shareholders.  The Company’s non-owner changes in stockholders’ equity consist of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. The Company reports comprehensive income (loss) in the statement of stockholders’ equity.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives as follows:

Furniture and fixtures	7 years
Office equipment	5 years
Computer equipment	3 years
Leasehold improvements	4-10 years

Depreciation expense for 2000, 2001, and 2002 was $5,841, $6,189, and $5,794, respectively.

The Company records impairment losses on long-lived assets used in operations whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from the use of the assets is less than the carrying value.  As of December 31, 2002, management evaluated the Company’s asset base and determined that no impairment occurred.

Software Development Costs

Costs of developing software products incurred prior to completion of a working model confirming technological feasibility are accounted for as research and development expense. These costs are incurred to enhance existing software products as well as to create new software products, and primarily include personnel costs and costs of third party resources. Research and development costs are expensed as incurred, and totaled $0, $31, and $934 in 2000, 2001, and 2002, respectively.

Costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Costs that are capitalized include direct labor, related overhead, and other direct costs. These capitalized costs are subject to an ongoing assessment of recoverability based upon anticipated future revenue and changes in hardware and software technologies. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately.

Amortization of capitalized software development costs begins when the product is available for general release. Amortization is computed on a product-by-product basis using the straight-line method over the product’s estimated useful life, which is not to exceed four years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product. If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount.

Revenue Recognition

The majority of the Company’s revenue is generated from consulting fees. The majority of the Company’s consulting contracts are on a time-and-materials basis, although many of the contracts contain initial “not-to-exceed” amounts and Company performance obligations. The Company’s remaining consulting contracts are on a fixed-price basis. Revenue is recognized using the proportional performance method. Consulting contracts generally vary in length from 1 to 36 months.

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

Revenue from the sale of multiple element software license agreements is generally recognized under the residual method at the time of delivery of software products to the customer and when collectibility is probable and there is persuasive evidence of an agreement. Under the residual method, the Company defers revenue on any undelivered element, as indicated by vendor-specific objective evidence of the fair market value of the undelivered element, and recognizes the residual amount in the period in which delivery takes place.  The Company generally does not grant its customers a right of return for a full or partial refund on its products. Revenue from all maintenance, hosting, and customer support agreements is recognized ratably over the term of the agreement, generally one year, with the unrecognized portion at the balance sheet date being recorded as deferred revenue. Revenue from professional services and training relating to products are recognized as the services are performed.

Shipping and Handling Costs

The Company accounts for shipping and handling costs as a component of cost of sales.

Advertising Costs

Marketing and advertising costs are expensed as incurred.  The Company incurred $151, $304 and $609 of advertising and marketing expenses in 2000, 2001 and 2002, respectively.

Income Taxes

The Company records provisions for income taxes using the liability method.  Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years that those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is recognized to the extent that realization of deferred tax assets are uncertain.

Stock-Based Compensation

The Company uses the intrinsic value method to account for its employee and director stock option plans.  Under the intrinsic value method, compensation expense is calculated as the difference between the fair value of the underlying common stock and the exercise price of the option at the date of grant for fixed stock option awards.  Any resulting compensation expense is recognized pro rata over the vesting period.  For all years presented, the Company did not recognize any expense resulting from employee or director stock option grants.

The Company records compensation expense for stock options granted to consultants at the fair value of the services received or the fair value of the stock options issued, whichever is more reliably measurable.  For option grants for which the fair value of the stock options is more reliably measurable than the fair value of the services received, the fair value of the stock options is measured at the measurement date using the Black-Scholes option valuation model.  The measurement date is the date at which a commitment for performance to earn the equity instruments is reached or the date at which the performance is complete, whichever is earlier.

The Company has computed pro forma net income and earnings per share assuming that the fair value method of accounting for its employee and director stock option grants was adopted.  These computations are based on the Black-Scholes option pricing model. The Black-Scholes option pricing model and other models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The following assumptions were used in calculating pro forma stock compensation expense:

	Year Ended December 31,
	2000	2001	2002

Risk-free interest rate (range)	5.0-6.7%	4.5-5.4%	2.9-4.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected lives	3-5 years	3-5 years	3-5 years
Expected volatility	74.0%	78.9%	75.1%

Pro forma net income (loss) and earnings (loss) per share are summarized as follows:

	Year Ended December 31,
	2000	2001	2002
	(as restated see Note 2)	(as restated see Note 2)
Net Income (Loss):
As reported	$4,203	$(9,329)	$(22,375)
Pro forma	1,668	(13,318)	(26,249)

Basic Earnings (Loss) Per Share:
As reported	$0.28	$(0.61)	$(1.46)
Pro forma	0.11	(0.87)	(1.71)

Diluted Earnings (Loss) Per Share:
As reported	$0.27	$(0.61)	$(1.46)
Pro forma	0.11	(0.87)	(1.71)

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased.  Diluted net loss per share is computed based on the combined weighted-average number of shares and the effect of potentially dilutive securities outstanding.

	Years Ended December 31,
	2000	2001	2002

Weighted average shares outstanding - basic	14,943	15,252	15,373
Plus: Common share equivalents – stock options	575	274	304

Weighted average shares outstanding - diluted	15,518	15,526	15,677

For the years ended December 31, 2002 and 2001, potentially dilutive stock options have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.  No reconciling items exist between the net loss used for basic and diluted net loss per share.

New Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs.  SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3.  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF No. 94-3, a liability for exit costs was recognized at the date of a company’s commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS No. 146 will affect the timing of recognizing exit and restructuring costs as well as the amount recognized.  The Company will adopt this guidance prospectively for exit or disposal activities after January 1, 2003, and does not expect that adoption will have a material effect on reported results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.”  The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company has made no guarantees subject to the liability recognition provisions of the Interpretation.  The Company adopted the disclosure requirements of the standard for its December 31, 2002 reporting period.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities.  The Interpretation requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  The Company currently does not have any variable interest entities and, therefore, will apply the provisions of the Interpretation prospectively.

The EITF Issue No. 00-21, “Accounting for Revenue Arrangement with Multiple Deliverables,” addresses solutions which may involve the delivery or performance of multiple products, services, and/or rights to use assets, and for which performance may occur at different points in time or over different periods of time.  The issue also addresses whether the different revenue-generating activities, or deliverables, are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables.  The issue applies to all contractual arrangements under which a vendor will perform multiple revenue-generating activities.  Issue 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted.  The Company will adopt this guidance prospectively for all revenue arrangements entered into after January 1, 2003.  The Company does not believe that the impact of adoption will be material to reported operating results.

Reclassifications

Certain reclassifications were made to prior year amounts to conform to the current year presentation.

2.                                                         Restatement of Financial Statements

The Company restated its consolidated financial statements for the years ended December 31, 2001 and 2000 to correct (i) foreign currency translation errors and (ii) to properly classify cash flows related to capitalized software development costs and other long-term assets as investing activities in the consolidated statements of cash flows.  The annual impact on the consolidated financial statements applies to prior periods as follows:

Consolidated Statements of Operations

For fiscal 2000, revenue, gross profit, and operating income decreased $0.6 million from $134.3 million to $133.7 million, $33.2 million to $32.6 million, and $6.5 million to $5.9 million, respectively.  The income tax provision decreased $0.2 million from $2.5 million to $2.3 million.  As a result, there was a decrease in net income of $0.4 million from $4.6 million to $4.2 million.  Basic earnings per share decreased from $0.31 to $0.28 and diluted earnings per share decreased from $0.30 to $0.27.

For fiscal 2001, revenue and gross profit increased $0.6 million from $117.4 million to $118.0 million and $15.4 million to $16.0 million, respectively.  The operating loss decreased $0.6 million from a loss of $14.1 million to a loss of $13.5 million.  The income tax benefit decreased $0.2 million from $3.3 million to $3.1 million.  As a result, there was a decrease in the net loss of $0.4 million from a loss of $9.7 million to a loss $9.3 million.  Basic and diluted loss per share decreased from a loss of $0.64 to a loss of $0.61.

Consolidated Balance Sheets

For fiscal 2000, deferred tax assets, total current assets, and total assets increased $0.2 million from $0.9 million to $1.1 million, $67.3 million to $67.5 million, and $97.8 million to $98.0 million, respectively.  Accumulated other comprehensive loss decreased $0.6 million from $0.6 million to $0.0 million.  Retained earnings decreased $0.4 million from $29.3 million to $28.9 million.  Total stockholders’ equity and total liabilities and stockholders’ equity increased $0.2 million from $79.3 million to $79.5 million and $97.8 million to $98.0 million, respectively.

For fiscal 2001, costs and estimated earnings in excess of billings on uncompleted contracts decreased $0.8 million from $7.8 million to $7.0 million.  Billings in excess of costs and estimated earnings on uncompleted contracts decreased $0.2 million from $2.8 million to $2.6 million.  Accumulated other comprehensive loss increased $0.6 million from $0.1 million to $0.7 million.

Consolidated Statements of Cash Flows

For fiscal 2000, net cash provided by operating activities increased from $6.5 million to $8.7 million.  Net cash used by investing activities increased from $9.0 million to $11.2 million.

For fiscal 2001, net cash provided (used) by operating activities increased from a use of cash of $3.0 million to a provision of cash of $2.1 million.  Net cash provided (used) by investing activities decreased from a provision of cash of $1.1 million to a use of cash of $4.0 million.

The effects of the restatement are as follows:

	Year Ended December 31,
	2000		2001
	Unadjusted	As restated	Unadjusted	As restated
Operating Statement Data:
Revenue	$134,310	$133,706	$117,436	$118,040
Cost of revenue	101,123	101,123	102,025	102,025
Gross profit	33,187	32,583	15,411	16,015
Selling, general and administrative expenses	26,182	26,182	28,512	28,512
Severance and lease termination expenses	485	485	997	997
Operating income (loss)	6,520	5,916	(14,098)	(13,494)
Other income (expense), net	610	610	1,025	1,025
Income (loss) before income taxes	7,130	6,526	(13,073)	(12,469)
Provision for (benefit from) income taxes	2,538	2,323	(3,355)	(3,140)
Net income (loss)	$4,592	$4,203	$(9,718)	$(9,329)

Basic earnings (loss) per share	$0.31	$0.28	$(0.64)	$(0.61)
Diluted earnings (loss) per share	$0.30	$0.27	$(0.64)	$(0.61)

Weighted average shares outstanding – basic	14,943	14,943	15,252	15,252
Weighted average shares outstanding – diluted	15,518	15,518	15,252	15,252

Balance Sheet Data:
Costs and estimated earnings in excess of billings on uncompleted contracts	$10,273	$10,273	$7,753	$7,021
Deferred tax assets	929	1,144	2,635	2,635
Total current assets	67,251	67,466	57,057	56,325
Total assets	97,826	98,041	90,804	90,073
Billings in excess of costs and estimated earnings on uncompleted contracts	2,902	2,902	2,787	2,616
Total current liabilities	16,628	16,628	15,564	15,393
Total liabilities	18,525	18,525	20,597	20,426
Accumulated other comprehensive loss	(606)	(2)	(126)	(686)
Retained earnings	29,298	28,909	21,068	21,068
Total stockholders’ equity	79,301	79,516	70,207	69,647
Total liabilities and stockholders’ equity	97,826	98,041	90,804	90,073

Statement of Cash Flows Data:
Net cash from operating activities	$6,454	$8,715	$(3,004)	$2,141
Net cash from investing activities	(8,992)	(11,253)	1,136	(4,009)
Net cash from financing activities	1,389	1,389	2,807	2,807

3.                                                         Accounting Change - Goodwill:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be subject to periodic impairment testing under a fair value approach.  The Company applied these new rules beginning January 1, 2002 and ceased amortizing goodwill.  Goodwill, net of accumulated amortization, as of December 31, 2001 was $12,529.

Under SFAS No. 142, the Company was required to test all existing goodwill for impairment as of January 1, 2002, on a “reporting unit” basis.  A reporting unit is an operating segment, or one level below an operating segment, the “component” level.  The component level is used if it constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.  All goodwill at January 1, 2002 related to the 1999 acquisition of Merrimac Interactive Media Corporation, a component of the Applied Technology Solutions segment.

Under SFAS No. 142, an impairment is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value.  The fair value of the reporting unit and the related implied fair value of its respective goodwill was established using estimated future discounted cash flows with the assistance of an independent appraiser.  As appropriate, comparative market multiples were used to corroborate results of the discounted cash flows.

As a result of testing goodwill for impairment in accordance with SFAS No. 142 as of January 1, 2002, the Company recorded a non-cash transitional impairment charge of $12,529, or $0.82 per share.  This amount is reported in the 2002 Statement of Operations as a cumulative effect on prior years of changing the method of accounting for goodwill

Periods prior to 2002 include goodwill amortization.  If the Company had adopted the non-amortization provisions of SFAS No. 142 on January 1, 2000, the historical net income (loss), basic and diluted net income (loss) per common share would have changed to the “as adjusted” amounts indicated below.

	Year Ended December 31,
	2000			2001
	Net income	Net income per common share - basic	Net income per common share - diluted	Net loss	Net loss per common share - basic and diluted
As restated, see Note 2	$4,203	$0.28	$0.27	$(9,329)	$(0.61)
Add: Goodwill amortization	705	0.05	0.05	715	0.05
Income tax effect	(251)	(0.02)	(0.02)	(180)	(0.01)

As adjusted	$4,657	$0.31	$0.30	$(8,794)	$(0.57)

4.                                                         Investments:

The following table summarizes the Company’s investments:

	December 31, 2001
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Market Value
Investments:
U.S. Government agencies	$19,064	$41	$(12)	$19,093

	December 31, 2002
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Market Value
Unrestricted short-term investments:
U.S. Government agencies	$6,567	$16	$—	$6,583
Corporate bonds	1,025	10	—	1,035
Restricted short-term investments:
U.S. Government agencies	11,937	2	—	11,939
Certificates of Deposits	1,010	—	—	1,010
Restricted cash:	67	—	—	67

	$20,606	$28	$—	$20,634

The contractual maturities of investments in debt securities are shown below.  Expected maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	December 31,
	2001	2002

Due in one year or less	$9,836	$12,848
Due in one to two years	9,257	6,709
Due in three to five years	—	499
Due in six to ten years	—	511

5.                                                         Costs and Estimated Earnings on Contracts in Process:

	December 31,
	2001	2002
	(as restated, see Note 2)

Cost incurred and estimated earnings on uncompleted contracts	$68,442	$64,712
Less billings to date on uncompleted contracts	64,037	59,451
Net unbilled revenues	$4,405	$5,261
Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$7,021	$6,005
Billings in excess of costs and estimated earnings on uncompleted contracts	2,616	744
Net unbilled revenues	$4,405	$5,261

Generally, contracts provide for the billing of costs incurred and estimated fees on a monthly basis. Amounts recorded in “costs and estimated earnings in excess of billings on uncompleted contracts” in the accompanying consolidated financial statements will be billed within twelve months of the balance sheet date.

6.                                                         Capitalized Software Development Costs:

Capitalized software development costs included in the accompanying balance sheets are summarized as follows:

	December 31,
	2001	2002

Software development costs	$8,508	$10,777
Less accumulated amortization	2,067	7,523

	$6,441	$3,254

Amortization expense of capitalized software development costs for 2000, 2001, and 2002 was $123, $1,945, and $5,455 respectively.  During 2002, $2,916 of product amortization expenses resulted from write-downs of capitalized costs to estimated net realizable value.

The anticipated amortization expense related to capitalized software development costs for the next five fiscal years is as follows:

Year Ended December 31,
2003	$1,929
2004	1,135
2005	190
2006	—
2007	—
$3,254

7.                                                         Lines of Credit:

The Company has a revolving line of credit agreement with a commercial bank that is available for working capital purposes. The line of credit is for $10,000 with a sub-limit of up to $3,000 for the issuance of standby letters of credit, and expires May 31, 2004.  Interest is payable monthly in arrears at a rate equivalent to the bank’s 30-day LIBOR rate plus 90 basis points.  During 2001, the Company drew on the credit line in each month and the highest outstanding balance was $4,078. The weighted-average interest rate for 2001 was 4.8 percent. There was no outstanding balance on this credit line as of December 31, 2001.  During 2002, the Company drew on the line in each month and the highest balance outstanding was $5,768.  The weighted-average interest rate for 2002 was 2.9 percent.  The outstanding balance on this credit line as of December 31, 2002 was $3,081.  At December 31, 2002, the line of credit was fully secured by $10,000 of investments held in a restricted account.

In addition, the Company’s majority-owned subsidiary, SAPLS, has a 5,000 Singapore dollar (SGD) (approximately $2,821) revolving credit facility with a major bank available for general working capital requirements. The loan is secured by a SGD3,000 (approximately $1,693) standby letter of credit provided by the Company and a SGD2,000 (approximately $1,128) corporate guaranty provided by the minority owner.  As of December 31, 2001 and 2002, $717 and $1,624, respectively, was outstanding under this line of credit.

Including the letter of credit securing the loan for SAPLS described above, the Company has approximately $2,922 in outstanding letters of credit as of December 31, 2002.

8.                                                         Long-Term Debt:

The components of long-term debt as of December 31, 2001 and 2002 are as follows:

	December 31, 2002 Interest Rates	Maturities	2001	2002
Note payable	5.00%	Jan 2011	$660	$601
Note payable	7.25%	Apr 2007	2,000	1,776
Note payable	5.07%	Mar 2007	—	424
Note payable	0.00%	Feb 2012	—	454
Capital leases	7.00-7.50%	2003 - 2006	39	24
			2,699	3,279
Less current portion			300	567
			$2,399	$2,712

In September 1997, the Maryland Department of Business and Economic Development made a conditional loan to the Company to assist in the expansion of its world headquarters in Columbia, Maryland.  The note is payable over nine years and matures on January 1, 2011.  Payments of principal, and interest at a fixed rate of 5 percent, are due quarterly beginning April 1, 2002.

In October 2001, the Company signed a promissory note and loan agreement in the amount of $2,000 with a local bank.  During the first six months of the loan, interest-only payments were due monthly. Beginning May 11, 2002, monthly payments of $40 are payable over 60 months. The interest rate on this loan as of December 31, 2002 was fixed at 7.25 percent.  At December 31, 2002, the loan was fully secured by $2,000 of investments which are held in a restricted account.

In March 2002, the Company obtained a $490 loan from a commercial bank for funding of operating equipment needs at the Company’s leased facility, the Applied Technology Laboratory (“ATL”), at the University of Maryland, Baltimore County (“UMBC”).  The loan is fully secured by a $490 certificate of deposit.  Monthly principal and interest repayments of $9 began April 2002 and are due ratably over five years.  The interest rate on the loan is the bank’s Certificate of Deposit Annual Rate plus 250 basis points.

In February 2002, the Company obtained a $500 interest-free loan from the Baltimore County, Maryland Economic Development Revolving Loan Fund to provide additional funding for leasehold improvements to the Company’s ATL facility.  The loan is fully secured by a $500 letter of credit issued by a commercial bank.  The letter of credit is collateralized by a $500 certificate of deposit.  Monthly principal repayments of $4 began March 2002 and are due ratably over ten years.

Annual maturities of all long-term debt are as follows:

Year Ended December 31,
2003	$567
2004	611
2005	650
2006	688
2007	287
2008 and thereafter	476
$3,279

9.                                                         Accumulated Other Comprehensive Loss:

The ending balances of the components of accumulated other comprehensive loss are as follows:

	December 31,
	2001	2002
	(as restated, see Note 2)

Unrealized gain on securities	$29	$28
Foreign currency translation adjustment	(715)	(145)

	$(686)	$(117)

10.                                                  Segment Information:

The Company determines operating segments using the management approach.  The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.  The Company has identified three operating segments: Enterprise Systems, which provides products and services supporting the implementation of enterprise-wide systems and applications; Performance Solutions, which addresses all aspects of manufacturing processes in order to promote continuous improvements; and Applied Technology Solutions, which encompasses the design and delivery of information systems to end-users of technology as well as Web-based training.

The accounting policies for these segments are the same as those described in the summary of significant accounting policies. Depreciation and amortization expense is reported in each operating segment. However, the Company’s tangible assets are not managed as distinct asset groups. All tangible assets not specifically identified to a segment are recorded at the corporate level with depreciation expense allocated to operating segments based on employee headcount. Interest expense, interest income, and income taxes are reported at the corporate level only and are not disclosed below.

	Year Ended December 31,
	2000	2001	2002
	(as restated, see Note 2)	(as restated, see Note 2

Revenue (all external):
Enterprise Systems:
Consulting services	$45,371	$43,290	$43,697
Products and product services	1,391	4,692	9,746
	46,762	47,982	53,443
Performance Solutions:
Consulting services	48,656	40,235	45,619
Products and product services	—	—	—
	48,656	40,235	45,619
Applied Technology Solutions:
Consulting services	36,687	27,116	15,386
Products and product services	1,601	2,707	3,037
	38,288	29,823	18,423
Total Revenue	$133,706	$118,040	$117,485

Gross Profit (Loss):
Enterprise Systems	$12,703	$9,718	$11,571
Performance Solutions	13,425	6,997	11,246
Applied Technology Solutions	6,455	(700)	(7,119)
Total Gross Profit	$32,583	$16,015	$15,698

Depreciation and Amortization Expense Allocated to Segments:
Enterprise Systems	$1,446	$2,329	$3,195
Performance Solutions	941	1,763	795
Applied Technology Solutions	1,704	1,798	4,958
Total Allocated to Segments	4,091	5,890	8,948
Amount not Allocated to Segments	2,578	2,959	2,301
Total Depreciation and Amortization Expense	$6,669	$8,849	$11,249

Revenue (by geography):
United States	$121,373	$104,282	$95,515
United Kingdom	11,372	12,428	19,515
Other	961	1,330	2,455
Total Revenue	$133,706	$118,040	$117,485

Client Concentrations

Automotive industry clients generated 37.0 percent, 32.1 percent, and 24.4 percent of total revenue in 2000, 2001, and 2002, respectively. Petroleum-chemical clients generated 7.8 percent, 9.6 percent, and 15.2 percent of total revenue in 2000, 2001, and 2002, respectively.  Sales to DaimlerChrysler during 2000, 2001, and 2002 were approximately 18.6 percent, 17.7 percent, and 19.0 percent, respectively, of total revenue.  Sales to Ford Motor Company during 2000, 2001, and 2002 were approximately 12.0 percent, 7.1 percent, and 2.6 percent.  No other client represented more than 10 percent of the Company’s total revenue in any of these periods.

The Company’s alliance agreement with SAP generated approximately $31.5 million of revenue, or 26.8 percent of total revenues, for 2002.  The SAP alliance generates revenue related to the Company’s Enterprise Systems segment.  The SAP alliance revenue represents 59.0 percent of revenue for this segment.

The top five clients of Enterprise Systems generated 34.5 percent of 2002 annual segment revenue.  The top five clients of Performance Solutions generated 84.1 percent of 2002 annual segment revenue with sales to one client representing 48.9 percent.  The top five clients of Applied Technology Solutions generated 43.8 percent of 2002 annual segment revenue.

For Enterprise Systems, petroleum and chemical industry clients were 28.5 percent of segment revenue in 2002.  For Performance Solutions, automotive industry and railroad industry clients were of 62.4 percent and 21.5 percent of segment revenue in 2002, respectively.  For Applied Technology Solutions, pharmaceutical industry clients were 45.8 percent of segment revenue in 2002.

11.                                                  Retirement Savings Plans:

The Company has a retirement savings plan (401(k) plan) whereby United States employees may contribute up to the limits established by the Internal Revenue Service.  In accordance with Company policy, each employee can contribute up to 25 percent of their annual compensation.  The Company, at the discretion of the Board of Directors, may choose to match employee contributions in cash.  Employees in the United States are fully vested in Company contributions after 6 years.  Employees have the option to invest their contributions and the Company’s matching amounts in up to 13 different funds at the employee’s discretion.  RWD common stock is not available as a 401(k) plan investment alternative.  The Company’s contribution expense, net of forfeitures, during 2000, 2001, and 2002 was $897, $751, and $730, respectively.

For the Company’s United Kingdom subsidiary, the Company has a defined contribution pension scheme and contributed a total of 10 percent of the employees’ annual basic salary.  Employees may contribute additional voluntary contributions as a percentage of their salary.  Maximum limits on contributions made vary according to age at the beginning of the tax year and include any employer’s contributions in addition to any government contribution.  The Company’s contribution expense during 2000, 2001, and 2002 was $367, $440, and $610, respectively.  Due to the nature of the plan, employees in the United Kingdom are immediately vested in Company contributions.

The Company also contributes to retirement savings plans in Canada and Germany.  The Company’s contribution expense, net of forfeitures, during 2002 was $34 for these subsidiaries.

12.                                                  Income Taxes:

The Company incurred a net operating loss for the year ended December 31, 2002, a portion of which will be carried back to obtain refunds of prior income taxes paid.  The remaining tax based net operating loss of approximately $900 will be carried forward and will expire in 2023.  As a result of two consecutive years of reported net losses and uncertainties regarding the realization of deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax assets of $5.3 million at December 31, 2002.  The general business credits of $464 included in the tax credits carryforward begin to expire in 2022.  The provisions for income taxes were as follows:

	Year Ended December 31,
	2000	2001	2002
	(as restated, see Note 2)	(as restated, see Note 2)
Current:
Federal	$2,192	$(2,725)	$(4,280)
State	553	(212)	175
Foreign	—	—	135
Deferred:
Federal	(354)	(1,729)	(3,046)
State	(68)	(296)	(415)
Total provision for (benefit from) taxes before valuation allowance	2,323	(4,962)	(7,431)
Less valuation allowance	—	1,822	3,461

Total provision for (benefit from) taxes	$2,323	$(3,140)	$(3,970)

A reconciliation of the reported income tax expense (benefit) to the amount calculated using the U.S. federal statutory income tax rate is as follows:

	Year Ended December 31,
	2000	2001	2002
	(as restated, see Note 2)	(as restated, see Note 2)

Statutory federal income tax rate (34%)	$2,219	$(4,474)	$(8,957)
State income taxes, net of federal income tax effect	366	(435)	140
Foreign taxes, net of federal income tax effect	—	—	108
Permanent differences	—	—	772
Conversion of foreign tax credits to expense	—	—	500
Other	(262)	(53)	6
Total provision for (benefit from) taxes	2,323	(4,962)	(7,431)
Change in valuation allowance	—	1,822	3,461

Total provision for (benefit from) taxes	$2,323	$(3,140)	$(3,970)

Temporary differences arise between the financial reporting and income tax basis carrying amounts of assets and liabilities, which gives rise to deferred income taxes. The Company’s deferred taxes as of December 31, 2001 and 2002, and the elements of the deferred taxes are as follows:

	As of December 31,
	2001	2002
	(as restated, see Note 2)
Current deferred taxes:
Deferred tax assets:
Accrued compensation	$639	$542
Allowance for bad debts	294	462
Other	47	9
Deferred rent credits	92	692
Net operating loss	3,427	—
Deferred tax assets before valuation allowance	4,499	1,705
Valuation allowance	(1,822)	(1,221)
Deferred tax assets	2,677	484

Deferred tax liabilities:
Prepaid expenses	(42)	(43)
Other	—	(53)
Deferred tax liabilities	(42)	(96)

Net current deferred tax assets	$2,635	$388

Noncurrent deferred taxes:
Deferred tax assets:
Business expansion costs	$30	$23
Tax credit carryforward	273	1,358
Minority interest	312	338
Net operating loss	—	334
Amortization of goodwill	—	3,620
Valuation allowance	—	(4,062)
Deferred tax assets	615	1,611

Deferred tax liabilities:
Depreciation and amortization	(3,249)	(1,999)

Net noncurrent deferred tax liabilities	$(2,634)	$(388)

13.                                                  Stock Options and Purchase Plans:

The Company’s Amended and Restated Employee Equity Participation Plan (the “Equity Plan”), was originally adopted as of January 1, 1989.  There were a total of 4.065 million shares of the Company’s common stock reserved for issuance upon the exercise of options under the Equity Plan.  The Equity Plan expired on January 1, 1999; however, as of December 31, 2002, approximately 1.3 million options remained outstanding but unexercised under the Equity Plan.  On March 6, 1998, the Company’s Board of Directors adopted the Company’s 1998 Omnibus Stock Incentive Plan (the “Omnibus Plan”).  The Omnibus Plan originally reserved 2.0 million shares of common stock to be awarded as stock options.  On April 28, 2000, the Company’s shareholders approved an amendment to the Omnibus Plan to add an additional 3.5 million shares.  On April 26, 2002, the Company’s shareholders approved an amendment to the Omnibus Plan to add an additional 2.0 million shares.  As of December 31, 2002, there were 4.607 million options outstanding and unexercised under the Omnibus Plan.  The options granted to employees under these plans vest over periods of three to five years.  All options generally vest evenly over the vesting period.  Options have been granted with expiration dates that vary from ten years following the date of grant to ten years after the first vesting date.  In addition, options generally expire within thirty days of any individual employee’s termination of employment, except in the case of retirement, death, or disability.  In that event, the options expire twelve months following the employee’s separation date.  The options granted to non-employee directors vest ratably over a three-year period, beginning one year after grant date, and expire ten years after the date of grant.  The Company has also granted stock options to certain key employees with accelerated vesting.

The following table summarizes all stock option and purchase right activity during 2000, 2001, and 2002 (share amounts in thousands).

	Number of Shares
	Key Party Option Agreements	Employee Plan	Exercise Price Per Share

Outstanding as of January 1, 2000	1	4,490	$0.67	-	$24.00
Granted	—	1,732	3.13	-	9.00
Exercised	—	(290)	0.67	-	6.00
Terminated	—	(1,012)	1.00	-	24.00

Outstanding as of December 31, 2000	1	4,920	0.67	-	24.00
Granted	—	1,661	2.20	-	4.31
Exercised	—	(132)	0.67	-	1.00
Terminated	—	(883)	0.83	-	24.00

Outstanding as of December 31, 2001	1	5,566	0.67	-	24.00
Granted	—	1,388	1.73	-	3.60
Exercised	—	(58)	0.67	-	3.50
Terminated	—	(989)	0.83	-	24.00

Outstanding as of December 31, 2002	1	5,907	0.67	-	24.00

The number of options exercisable as of December 31, 2000, 2001, and 2002 were (in thousands) 1,531, 2,247, and 2,960, respectively. The weighted-average fair value of options granted for the years ended December 31, 2000, 2001, and 2002 was $2.52, $1.69, and $1.27, respectively. These fair values were calculated using the Black-Scholes option pricing model.

The following table summarizes information about stock options outstanding as of December 31, 2002 (share amounts in thousands).

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$ 0.67	-	$1.73	506	5.10 years	$1.12	366	$0.89
2.20	-	3.60	3,425	8.57 years	2.91	1,095	3.33
4.31	-	7.94	433	5.23 years	6.04	395	6.03
8.00	-	13.00	811	6.85 years	8.50	503	8.66
17.23	-	24.00	732	6.31 years	18.55	601	18.57

0.67	-	24.00	5,907	7.50 years	5.72	2,960	7.46

The Company has an approved employee stock purchase plan (the “Stock Purchase Plan”) for employees in the United States, United Kingdom, and Germany. The Stock Purchase Plan qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. All regular full-time employees of the Company (including officers), and all other employees whose customary employment is for more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Directors who are not employees are not eligible. The Stock Purchase Plan originally reserved four hundred seventy-five thousand shares of common stock for issuance.  On April 26, 2002, the Company’s shareholders approved an amendment to the Stock Purchase Plan to add an additional four hundred thousand shares.  Participants are permitted to withhold up to 10 percent of eligible compensation. A participant can purchase no more than two thousand shares of stock per six month offering period. The purchase price of stock is 85 percent of the fair market value of the Company’s common stock on the first or last business day of the offering period, whichever is lower. Offering periods run for consecutive six-month periods, with the current offering period ending April 30, 2003. As of December 31, 2002, approximately two hundred twenty-six thousand shares remained available for sale.

A summary of the Stock Purchase Plan is as follows (share amounts in thousands):

Offering period	Began	Ended	Shares Purchased	Exercise Price
1	April 16, 1998	October 31, 1998	38	$15.81
2	November 1, 1998	April 30, 1999	45	13.71
3	May 1, 1999	October 31, 1999	75	6.91
4	November 1, 1999	April 30, 2000	66	6.69
5	May 1, 2000	October 31, 2000	68	5.95
6	November 1, 2000	April 30, 2001	97	2.98
7	May 1, 2001	October 31, 2001	86	1.87
8	November 1, 2001	April 30, 2002	83	2.21
9	May 1, 2002	October 31, 2002	91	1.45
10	November 1, 2002	April 30, 2003	—	—

14.                                                  Leases:

The Company leases office facilities under various operating leases that expire through November 2011. The leases require the Company to pay for a portion of common area maintenance expenses and real estate taxes. Rent expense was $5,357, $5,733, and $8,768 in 2000, 2001, and 2002, respectively.  Included in rent expense for 2002 was approximately $1,939 in vacant space and lease termination expenses.  The charges for vacant space represent the remaining rental obligations from facilities where the Company has consolidated operations and vacated office space, reduced by actual or probable sublease income.

Future minimum lease commitments as of December 31, 2002 for all operating leases having an initial or remaining non-cancelable lease term in excess of one year are as follows:

Year Ending December 31,	Operating Leases	Sublease Income	Net Operating Leases

2003	$6,196	$(799)	$5,397
2004	2,867	(79)	2,788
2005	1,934	(17)	1,917
2006	1,451	—	1,451
2007	1,298	—	1,298
2008 and thereafter	4,870	—	4,870

	$18,616	$(895)	$17,721

15.                                                                               Litigation:

The Company is party to litigation from time to time arising in the ordinary course of its business. It is management’s opinion, after consultation with its legal counsel, that none of the outcomes of known claims, whether individually or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

16.                                                                               Related Party Transactions:

In 2000, the Company entered into a loan agreement with an executive officer and director of the Company for $60 related to relocation expenses.  The loan will be repaid over a 5 year period bearing an annual interest rate of 9 percent.  During the first quarter of 2002, the terms of the loan were renegotiated to modify the annual interest rate from 9 percent to 3 percent retroactive to January 1, 2002.  As of December 31, 2001 and 2002, approximately $45 and $31 was outstanding, respectively.

In 2001, the Company entered into a $57 loan agreement with another officer of the Company relating to relocation costs, for which the entire balance was outstanding as of December 31, 2001.  The agreement called for the loan to be repaid upon the sale of the officer’s former home or the one-year anniversary, whichever was sooner.  Additionally, the agreement provided that if the proceeds from the sale of the home did not provide sufficient equity for full repayment of the loan, the unpaid balance plus accrued interest at 9 percent per annum, would be repaid over one year beginning in September, 2002.  The agreement also provided that if the home were not sold within a year from the date of the agreement, repayments would be made over a three-year period beginning in September, 2002 with interest accruing at 9 percent per year. During the fourth quarter of 2002, the loan was repaid in full.

17.                                                                               Subsequent Events:

During the first quarter of 2003, RWD management and SAP initiated discussions concerning the future plans for the joint venture in Singapore, SAPLS.  These discussions are expected to result in a dissolution of the joint venture.  RWD will take direct responsibility for the Australian and Japanese entities and will have an alliance relationship with the remaining Asian initiatives.

RWD Technologies, Inc.

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2000, 2001 and 2002

(In thousands)

	Balance as of Beginning of Period	Charges to Expense	Deductions	Balance as of End of Period
Allowance for Doubtful Accounts

Year ended December 31, 2000	$239	$297	$191	$345

Year ended December 31, 2001	345	3,724	3,316	753

Year ended December 31, 2002	753	254	54	953

Valuation Allowance for Income Taxes

Year ended December 31, 2001	$0	$1,822	$0	$1,822

Year ended December 31, 2002	1,822	5,283	1,822	5,283