Form 10-Q
period 2003-03-31
RWD TECHNOLOGIES INC
filed 2003-05-12
CIK 1032373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-22145

RWD TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its Charter)

Maryland	52-1552720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5521 Research Park Drive Baltimore, Maryland	21228
(Address of principal executive offices)	(Zip Code)

(410) 869-1000
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year - if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of April 30, 2003, 15,397,588 shares of common stock, $0.10 par value (“Common Stock”), of the Registrant were outstanding.

RWD TECHNOLOGIES, INC.

INDEX

FORM 10-Q

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Certifications

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

RWD TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

(In thousands)

March 31, 2003

December 31, 2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,381	$3,694
Restricted cash	1,429	67
Investments	6,919	7,618
Restricted investments	9,087	10,441
Contract accounts receivable, net	14,549	19,053
Costs and estimated earnings in excess of billings on uncompleted contracts	6,412	6,005
Income tax refund receivable	7,792	7,802
Prepaid expenses and other current assets	3,802	1,703
Deferred tax assets	388	388
Total Current Assets	53,759	56,771
Fixed assets, net	8,886	9,675
Capitalized software development costs and other assets, net	4,144	4,251
Restricted investments, net of current portion	2,383	2,508
Total Assets	$69,172	$73,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,701	$7,330
Accrued payroll and related benefits	5,390	6,049
Credit lines payable	8,058	4,705
Billings in excess of costs and estimated earnings on uncompleted contracts	381	744
Deferred revenue	3,031	2,682
Current portion of long-term debt	577	567
Total Current Liabilities	24,138	22,077
NONCURRENT LIABILITIES:
Long-term debt, net of current portion	2,595	2,712
Deferred tax liabilities	388	388
Total Liabilities	27,121	25,177
STOCKHOLDERS’ EQUITY:
Common stock	1,540	1,542
Accumulated other comprehensive income (loss)	28	(117)
Additional paid-in capital	46,216	46,499
Retained (deficit) earnings	(5,733)	104
Total Stockholders’ Equity	42,051	48,028
Total Liabilities and Stockholders’ Equity	$69,172	$73,205

See accompanying notes to consolidated financial statements.

RWD TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Revenue:
Consulting services	$19,892	$26,717
Products and product services	3,563	2,464
Total revenue	23,455	29,181
Cost of revenue:
Consulting services	19,754	21,669
Products and product services	3,034	2,167
Total cost of revenue	22,788	23,836
Gross profit	667	5,345
Selling, general and administrative expenses	6,421	6,579
Severance and lease termination expenses	582	43
Operating loss	(6,336)	(1,277)
Other income (expense), net	280	(36)
Loss before income taxes and cumulative effect of a change in accounting principle	(6,056)	(1,313)
Provision for (benefit from) income taxes	35	(2,262)
(Loss) income before cumulative effect of a change in accounting principle	(6,091)	949
Cumulative effect on prior years of changing method of accounting for goodwill	—	(12,529)
Net loss	$(6,091)	$(11,580)

Basic and diluted (loss) earnings per share:
(Loss) earnings before cumulative effect of a change in accounting principle	$(0.40)	$0.06
Cumulative effect on prior years of changing method of accounting for goodwill	—	(0.82)
Net loss per share	$(0.40)	$(0.76)

Weighted average shares outstanding – basic and diluted	15,407	15,307

See accompanying notes to consolidated financial statements.

RWD TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Unaudited) (In thousands)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,091)	$(11,580)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,635	2,385
(Gain) loss on disposal of fixed assets	(18)	20
Cumulative effect on prior years of changing method of accounting for goodwill	—	12,529
Deferred income taxes	—	(2,513)
Net change in current assets and liabilities	757	(1,039)
Net cash used by operating activities	(3,717)	(198)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in capitalized software development costs and other assets	(442)	(1,396)
Purchases of investments	(11,506)	(7,115)
Proceeds from sales of investments	12,322	9,138
Purchase of fixed assets	(357)	(1,052)
Proceeds from sale of fixed assets	38	—
Net cash provided by (used in) investing activities	55	(425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal portion paid on long-term debt	(107)	(28)
Borrowings on long-term debt	—	990
Borrowings under lines of credit	15,577	3,411
Payments on lines of credit	(12,200)	(3,252)
Issuance of common stock	1	15
Repurchase of common stock	(33)	(17)
Net cash provided by financing activities	3,238	1,119

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(424)	496
Effect of Exchange Rate Changes on Cash	111	(16)
CASH AND CASH EQUIVALENTS, beginning of period	3,694	3,676
CASH AND CASH EQUIVALENTS, end of period	$3,381	$4,156
Supplemental Cash Flow Disclosures:
Income taxes paid	$76	$190
Interest paid	$86	$66

See accompanying notes to consolidated financial statements.

RWD TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements

(Dollars in thousands)

(Unaudited)

1.             Summary of Significant Accounting Policies:

Organization and Business

RWD Technologies, Inc. (the ‘‘Company’’) was incorporated on January 22, 1988, in the State of Maryland. The Company provides a broad range of integrated solutions and products designed to improve the productivity and effectiveness of workers in complex operating environments.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K.

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

Reclassifications

Certain reclassifications were made to prior quarters’ and prior year’s amounts to conform to current quarter presentation.

2.             Basic and Diluted Net Loss per Share:

Basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased.  Diluted net loss per share is computed based on the combined weighted-average number of shares and share equivalents outstanding.  For all periods presented, potentially dilutive stock options have been excluded from the computation of diluted net loss per share, as their inclusion would be anti-dilutive.  No reconciling items exist between the net loss used for basic and diluted net loss per share.

3.                                      Comprehensive Loss:

Comprehensive loss includes all changes in stockholders’ equity during a period except those resulting from investments by or distributions to shareholders.  The Company’s non-owner changes in stockholders’ equity consist of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments.  The Company’s comprehensive loss for the periods presented is listed below:

	Three Months Ended March 31,
	(in thousands)
	2003	2002
Net loss	$(6,091)	$(11,580)
Effect of unrealized loss on investments available-for-sale, net of tax	—	(3)
Effect of unrealized gain on foreign currency translation, net of tax	145	52
Comprehensive loss	$(5,946)	$(11,531)

4.             Stock-Based Compensation:

The Company has computed pro forma net loss and loss per share assuming that the fair value method of accounting for its employee and director stock option grants was adopted.  These computations are based on the Black-Scholes option-pricing model. The Black-Scholes option pricing model and other models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Pro forma net loss and loss per share are summarized as follows:

	Three months ended March 31,
	(in thousands)
	2003	2002
Net Loss:
As reported	$(6,091)	$(11,580)
Stock-based employee compensation expense determined under fair value based method for all awards	(1,023)	(924)
Pro forma	$(7,114)	$(12,504)

Basic and Diluted Loss Per Share:
As reported	$(0.40)	$(0.76)
Pro forma	(0.46)	(0.82)

5.              Business Segments:

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

	Three Months Ended March 31,
	(in thousands)
	2003	2002
Revenue (all external):
Enterprise Systems
Consulting services	$7,442	$11,100
Products and product services	2,917	1,661
	10,359	12,761
Performance Solutions
Consulting services	9,913	10,403
Products and product services	—	—
	9,913	10,403
Applied Technology Solutions
Consulting services	2,537	5,214
Products and product services	646	803
	3,183	6,017
Total Revenue	$23,455	$29,181

Gross Profit (Loss):
Enterprise Systems	$(341)	$3,417
Performance Solutions	1,720	2,686
Applied Technology Solutions	(712)	(758)
Total Gross Profit	$667	$5,345

Depreciation and Amortization Expense Allocated To Segments:
Enterprise Systems	$759	$823
Performance Solutions	137	201
Applied Technology Solutions	278	813
Total Allocated to Segments	1,174	1,837
Amount not Allocated to Segments	461	548
Total Depreciation and Amortization Expense	$1,635	$2,385

Revenue (by geography):
United States	$19,572	$24,001
United Kingdom	3,539	4,491
Other	344	689
Total Revenue	$23,455	$29,181

6.              Subsequent Events:

On April 29, 2003, the Company announced that it signed a definitive merger agreement with Research Park Acquisition, Inc. (“RPA”), an entity owned by Dr. Robert W. Deutsch, Chairman, CEO and President of the Company, and some of his family members.  Dr. Deutsch and members of his family have contributed their shares of common stock in the Company to RPA, which shares represent approximately 66 percent of the Company’s outstanding common stock.  The merger agreement provides that, at the closing of the merger, each outstanding share of the Company’s common stock (other than Company common stock owned by RPA) will convert into the right to receive $2.10 in cash.  The proposed transaction price represents a 144 percent premium over the average closing price during the 30 trading days preceding the date the merger agreement was signed.

The transaction was unanimously approved by the Board of Directors, with Dr. Deutsch and Jane C. Brown, his daughter, abstaining, following the unanimous recommendation of a Special Committee of the Board.  The merger agreement contains customary fiduciary termination rights.  The closing of the merger is subject to various conditions, including stockholder approval by the holders of a majority of the Company’s common stock not held by RPA at a special meeting of the stockholders.  As soon as practical, the Company will promptly file proxy materials with the Securities and Exchange Commission for the meeting of the stockholders to vote on the proposed transaction.  It is anticipated that this meeting will be held in early August 2003, with the exact timing dependent on the completion and review of the necessary filings.

As a result of the merger, the Company will become a privately-held company.  Accordingly, upon closing, the registration of the Company’s common stock under the Securities Exchange Act of 1934, as amended, will terminate.

There are no financing contingencies to the merger and the Company intends to pay the merger consideration from working capital which will require restructuring of banking arrangements to remove the restrictions on cash.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained herein, including statements regarding anticipated future results, development of the Company’s services, products, markets and future demands for the Company’s services, products, and other statements regarding matters that are not historical facts, are “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include risks and uncertainties, particularly those described in the Company’s filings with the Securities and Exchange Commission, including those described in this Quarterly Report under the caption “Business Risks.”  Consequently, actual results may differ materially from those expressed or implied by these forward-looking statements.

Overview

RWD Technologies, Inc. (the “Company”) provides a broad range of integrated products and solutions designed to improve the productivity and effectiveness of workers in complex operating environments.  As the scope and complexity of technology used by businesses increases and the global business environment becomes more competitive, companies are increasingly focused on maximizing their return on their advanced technology and eCommerce investments.  As the Company’s business evolves, strategic initiatives focus on aligning the organization to best serve the customers, emphasizing learning products, expanding strategic partnerships, and pursuing additional international business.

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

Capitalized Software Development Costs:

The Company develops and markets software products designed principally for clients of the Enterprise Systems and Applied Technology Solutions segments.  Development costs are capitalized when the technological feasibility of a product or product enhancement is established and expensed as research and development costs prior to such a determination.  Amortization of capitalized costs is recognized on a product-by-product basis over the expected useful life when the product is available for general release.  For each product with unamortized capitalized costs, the Company periodically evaluates capitalized software development costs for impairment by estimating future cash flows for each product.  To the extent that the unamortized costs exceed these estimated future cash flows, additional amortization expense is recorded.

As of March 31, 2003, the Company had unamortized capitalized software development costs of approximately $3.1 million.  During the first quarter of 2003, the Company capitalized $0.4 million of software development costs and recorded amortization of $0.5 million.  Because the process of capitalizing software costs requires the Company to ascertain the date that technological feasibility was established, and the amortization of software costs requires the Company to estimate product lives and future cash flows, reported results of operations are sensitive to these estimates.  If the Company revises estimates of product lives or the estimated future cash flows from sales of its software products, the amount of future amortization could be materially affected.

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

Income Taxes:

The Company estimates its income tax expense or benefit in interim financial reporting periods by applying the estimated effective annual income tax rate to year-to-date income or loss before income taxes.  Effects of changes in tax laws that affect previously recorded deferred income tax assets or liabilities are also recorded in the period that these changes are enacted.  The Company’s estimate of its 2003 consolidated effective annual income tax rate is subject to change based on a variety of factors, including estimates of income or loss in U.S. Federal, state, and foreign taxing jurisdictions and the proportionate contribution to income or loss of domestic and foreign operations.

Results of Operations

Quarter Ended March 31, 2003, Compared to Quarter Ended March 31, 2002

Revenue.  Consolidated revenue decreased by $5.7 million, or 19.6 percent, from $29.2 million for the quarter ended March 31, 2002 to $23.5 million for the quarter ended March 31, 2003.  Consulting services decreased $6.8 million, or 25.5 percent, from $26.7 million for the quarter ended March 31, 2002 to $19.9 million for the 2003 period.  Products and product services increased $1.1 million, or 44.6 percent, from $2.5 million for the quarter ended March 31, 2003 to $3.6 million for the 2003 period.  During the first quarter of 2003, $1.8 million of revenue was deferred because the Company had yet to receive executed contracts for consulting services rendered during the quarter.  Performance by segment was as follows:

•                  Enterprise Systems.  Revenue decreased by $2.4 million, or 18.8 percent, from $12.8 million for the quarter ended March 31, 2002 to $10.4 million for the 2003 period, representing 43.8 percent of the Company’s total revenue for the first quarter of 2002 and 44.1 percent of the Company’s total revenue for the 2003 period.  The decrease in revenue was due to weakened demand, pricing pressures, and an unstable geopolitical environment.  The decline in consulting services revenue of $3.7 million included approximately $0.2 million due to the contract deferrals previously noted.  This decline was partially offset by an increase in products and product services revenue of $1.3 million, or 75.7 percent, over the same period last year as a result of continued development of partnerships, alliances, and international diversification.

•                  Performance Solutions.  Revenue decreased by $0.5 million, or 4.7 percent, from $10.4 million for the quarter ended March 31, 2002, to $9.9 million for the quarter ended March 31, 2003, representing 35.6 percent of the Company’s total revenue for the first quarter of 2002 and 42.3 percent of the Company’s total revenue for the 2003 period.  This decrease in revenue resulted primarily from the contract deferrals previously noted, which would have contributed approximately $1.6 million in additional revenue.

•                  Applied Technology Solutions.  Revenue decreased by $2.8 million, or 47.1 percent, from $6.0 million for the quarter ended March 31, 2002, to $3.2 million for the quarter ended March 31, 2003, representing 20.6 percent of the Company’s total revenue for the first quarter of 2002 and 13.6 percent of the Company’s total revenue for the 2003 period.  The decrease in revenue was due to longer sales cycles, lower levels of spending by the pharmaceutical industry, and continued pricing pressures.

Gross Profit.  Gross profit for the total Company decreased $4.6 million, or 87.5 percent from $5.3 million for the quarter ended March 31, 2002, to $0.7 million for the quarter ended March 31, 2003, and decreased from 18.3 percent of revenue for the first quarter of 2002 to 2.8 percent of revenue for the 2003 period.  During the first quarter of 2003, $1.1 million of gross profit was deferred because the Company had yet to receive executed contracts for consulting services rendered during the quarter.  Performance by segment was as follows:

•                  Enterprise Systems. Gross profit decreased by $3.7 million from $3.4 million for the quarter ended March 31, 2002, to a loss of $0.3 million for the quarter ended March 31, 2003. Gross profit margin decreased from 26.8 percent of the segment’s revenue for the first quarter of 2002 to a negative 3.3 percent for the first quarter of 2003.  This decline in gross profit margin resulted primarily from decreased professional staff utilization, as well as increased travel, recruiting, and relocation expenses related to international expansion.

•                  Performance Solutions. Gross profit decreased by $1.0 million, or 35.9 percent, from $2.7 million for the quarter ended March 31, 2002, to $1.7 million for the quarter ended March 31, 2003. Gross profit margin decreased from 25.8 percent of the segment’s revenue for the first quarter of 2002 to 17.4 percent for the first quarter of 2003.  This decrease in gross profit margin resulted primarily from the contract deferral previously noted, which would have contributed approximately $1.0 million in additional gross profit.

•                  Applied Technology Solutions. Losses decreased $0.1 million, or 6.1 percent, from a loss of $0.8 million for the first quarter of 2002, to a loss of $0.7 million for the 2003 period.  The gross margin decreased from a negative 12.6 percent of the segment’s revenue for the first quarter of 2002 to a negative 22.4 percent for the first quarter of 2003.  The reduction in the gross loss reflects significant cost reduction efforts in the midst of a decline in revenue and staff utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.2 million, from $6.6 million for the first quarter of 2002 to $6.4 million for the first quarter of 2003, increasing from 22.5 percent of total revenue for the first quarter of 2002 to 27.4 percent of total revenue for the 2003 period.  Rent expense declined $0.6 million due to charges taken in the last six months of 2002 for vacant space.  Professional services expenses declined $0.1 million.  These decreases were partially offset by increases in personnel costs of $0.5 million.

Severance and Lease Termination Expenses.  Severance and lease termination costs increased $0.5 million, to $0.6 million for the first quarter of 2003, increasing to 2.5 percent of total revenue for the 2003 period.  During the first quarter of 2003, the Company’s workforce decreased as the result of both involuntary reductions and voluntary separations.  The Company’s total number of employees was 882 and 816 at December 31, 2002 and March 31, 2003, respectively, compared to 951 and 931 at December 31, 2001 and March 31, 2002 respectively.

Operating Loss. As a result of the preceding, the Company’s operating loss increased by  $5.0 million, from an operating loss of $1.3 million for the first quarter of 2002 to an operating loss of $6.3 million for the first quarter of 2003.

Other Income (Expense). Other income  was $0.3 million for the first quarter of 2003 compared to an expense of less than $0.1 million for the first quarter of 2002.  This difference resulted primarily from an increase in interest income derived from income tax refunds.

Income Tax Expense (Benefit).  Income tax expense was $35,000 for the first quarter of 2003 compared to a benefit of $2.3 million in the first quarter of 2002.  The 2003 expenses consist of certain state income taxes, which are expected to total approximately $140,000 for the year.  The income tax benefit from net operating losses has net been recorded due to uncertainties surrounding the ability to generate future taxable income.

Cumulative effect on prior years of changing method of accounting for goodwill.  As a result of the implementation of SFAS No. 142 in 2002, the Company recognized an impairment loss of $12.5 million on goodwill effective January 1, 2002.  There was no change in accounting principle in the current period.

Net Loss.  Net loss decreased $5.5 million from a loss of $11.6 million for the first quarter of 2002 to a loss of $6.1 million for the first quarter of 2003.  The net loss for the first quarter of 2002 included the cumulative effect of changing the method of accounting for goodwill.

Liquidity and Capital Resources

The Company’s cash and investments were $23.2 million as of March 31, 2003, of which  $12.9 million was restricted and designated as collateral for borrowed amounts.  Cash and investments were $24.3 million as of December 31, 2002, of which $13.0 million was restricted and designated as collateral for borrowed amounts.  The Company’s working capital was $29.6 million as of March 31, 2003, compared to $34.7 million as of December 31, 2002.  Additionally, as of March 31, 2003, there was a $7.8 million tax receivable outstanding from the IRS and several local taxing authorities.

The Company’s operating activities used cash of approximately $3.7 million for the three months ended March 31, 2003, compared to using cash of $0.2 million for the 2002 period.  The change in cash used for operating activities was primarily due to decreased earnings before non-cash items.  Non-cash items consisted primarily of depreciation and amortization for the first quarter of 2003 and the corresponding 2002 period and a goodwill impairment charge for the first quarter of 2002.

Investing activities provided cash of approximately $0.1 million for the three months ended March 31, 2003, compared to a use of cash of $0.4 million for the three months ended March 31, 2002. Cash provided by investing activities for the current period consisted primarily of net sales of investments, almost completely offset by purchases of fixed assets and payments for software development.  For the 2002 period, investing activities consisted of purchases of fixed assets, payments for software development, as well as the net purchase of investments as collateral for loans obtained to fund a portion of the Company’s leased ATL facility.  This use of cash was nearly offset by the sale of investments.

Financing activities provided cash of approximately $3.2 million for the three months ended March 31, 2003, compared to providing $1.1 million for the three months ended March 31, 2002.  For the current period, cash provided by financing activities consisted primarily of draws under the credit line.  Cash provided for the 2002 period consisted of borrowings of long-term debt and draws under the credit line.

The Company has a revolving line of credit agreement with a commercial bank intended for working capital purposes.  The credit line is for $10.0 million with a sub-limit of up to $3.0 million for standby letters of credit, and expires on May 31, 2004.  Interest is payable monthly in arrears at a rate equivalent to the bank’s 30-day LIBOR rate (1.31 percent on March 31, 2003) plus 90 basis points.  The outstanding balance on this credit line was $3.1 million as of December 31, 2002 and $6.2 million as of March 31, 2003.  The highest borrowing level was $6.5 million during the three months ended March 31, 2003 and $5.8 million during the 2002 period.

The Company’s majority-owned subsidiary, SAP Learning Solutions Pte Ltd (“SAPLS”), has a 5.0 million Singapore dollar (“SGD”) (approx. $2.9 million) revolving credit facility with a major bank intended for working capital purposes.  The loan is secured by a SGD3.0 million (approx. $1.7 million) standby letter of credit provided by the Company and a SGD2.0 million (approx. $1.2 million) corporate guarantee by the Company’s joint venture partner.  Interest is payable monthly in arrears at a rate equivalent to the bank’s prime rate (5.5 percent on March 31, 2003).  As of December 31, 2002 and March 31, 2003, there was $1.6 million and $1.8 million, respectively, outstanding under this line of credit.

During the three months ended March 31, 2003, the Company made $0.4 million in capital expenditures, compared to $1.1 million in capital expenditures for the 2002 period.  Capital expenditures in the current period consisted primarily of operating equipment for corporate support and product support software for current and future clients.  These capital expenditures were primarily funded from borrowings from a commercial bank and available cash.

During the rest of 2003, the Company anticipates the level of capital and product development expenditures will decrease from 2002 levels.  The Company expects to fund those expenditures from a combination of available cash and alternative financing methods, such as equipment leases or asset-based borrowings.  The Company believes its existing cash balances, cash provided by future operations, and its line of credit will be sufficient to meet the Company’s working capital and other cash needs at least through 2004.

Contractual Cash Obligations and Other Commercial Commitments (in thousands)

The following tables summarize of the Company’s contractual cash obligations and other commercial commitments as of March 31, 2003:

Contractual Cash Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
(dollars in thousands)
Long-term debt(1)	$3,115	$563	$1,966	$271	$315
Capital lease obligations	57	14	43	—	—
Operating leases	17,721	6,033	5,848	2,513	3,327

Total Contractual Cash Obligations	$20,893	$6,610	$7,857	$2,784	$3,642

Other Commercial Commitments	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
(dollars in thousands)
Lines of credit(1)(2)(3)	$8,058	$8,058	$—	$—	$—
Standby letters of credit(4)(5)	2,831	2,831	—	—	—

Total Commercial Commitments	$10,889	$10,889	$—	$—	$—

(1)          Approximately $12.9 million of the Company’s cash and investments were pledged as collateral for outstanding debts.

(2)          The Company’s majority-owned subsidiary, SAPLS, has a SGD5.0 million (approx. $2.9 million) revolving credit facility with a major bank intended for general working capital requirements. As of March 31, 2003, $1.8 million was outstanding under this line of credit.

(3)          The Company has a secured revolving line of credit agreement with a commercial bank that is intended for working capital purposes. The secured line is for $10.0 million with a sub-limit of up to $3.0 million for the issuance of standby letters of credit, and expires May 31, 2004.  The outstanding balance on this credit line was $3.1 million and $6.2 million as of December 31, 2002 and March 31, 2003, respectively.

(4)          The SAPLS revolving credit facility is secured by a SGD3.0 million (approx. $1.7 million) standby letter of credit provided by the Company and a SGD2.0 million (approx. $1.2 million) corporate guarantee by the Company’s joint venture partner.

(5)          The Company has outstanding approximately $1.1 million in standby letters of credit as security deposits for its leased ATL facility located on the campus of UMBC.

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

•                  General Economic Environment. Over the past several years, demand for the Company’s products and services, particularly those relating to the IT and automotive industries, decreased as a result of the general slowdown in the business environment. Sales cycles were lengthened, pricing pressures increased, and clients deferred and/or cancelled certain projects. Although the Company has strengthened its business alliances, expanded its product offerings, and started diversification efforts into other industries, the future demand for RWD’s products and services remains difficult to forecast.

•                  Operating and Net Losses.  In the past two years and continuing into the first quarter of 2003, the Company incurred operating and net losses largely as the result of declines in revenue due to a decreased demand for RWD’s products and services in the current stagnant economic environment.  The Company may continue to incur operating and net losses in all or a portion of 2003.  The losses over the past two years have caused the Company’s cash, working capital, total assets, and stockholders’ equity to decline while its indebtedness has increased.  If the Company continues to incur losses over a longer period of time, it may have insufficient liquidity and capital resources to take advantage of opportunities that may arise or possibly to finance its operations at current levels.

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

•                  Customer and Industry Concentration. The Company continues to derive a substantial amount of its revenue from a limited number of key clients. For the first quarter of 2003, the Company’s top five and ten clients represented 42.6 percent and 52.9 percent of total revenue, respectively, with clients in the automotive, railroad, and pharmaceutical industries generating 27.6 percent, 11.1 percent, and 9.2 percent, respectively.  As of March 31, 2003, the Company’s top five and ten revenue clients represented 48.6 percent and 54.5 percent of net accounts receivable outstanding, respectively.  Most of the Company’s engagements have no minimum purchase requirements and may be terminated by the client with little or no notice to the Company. Many of these clients, such as automotive, petroleum-chemical, pharmaceutical, and railroad operate in cyclical industries which are subject to economic factors that affect the clients’ revenue and profitability.  Performance Solutions has successfully diversified operations into other industries and expects to continue diversification efforts.  If any of the Company’s other major clients discontinue doing business with the Company or significantly reduce the amount of products and services they purchase from the Company, the Company’s ability to achieve its financial goals are likely to be adversely affected.

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

•                  Rapidly Changing Information Technology Sector. The IT industry is subject to significant and rapid changes in technology and the demand for particular products and services. If the Company fails to identify shifting demand for particular IT services or products or does not develop the expertise necessary to provide services for which there is new demand, the Company’s revenue growth and profitability are likely to be adversely affected.

•                  Competition. The Company has experienced substantial competition, particularly in the ERP, eSolutions, and eLearning areas of its business.  Recent general economic conditions have created significant competitor-driven pricing pressures and other industry-related pressures.  If competition continues to intensify, the Company may find it increasingly difficult to resume revenue growth at rates comparable to its historic growth rates and to improve its profit margins once general economic conditions improve.

•                  Attracting and Retaining Personnel. As is the case with most technology companies, the Company experiences turnover in its technical and professional staff. The Company’s ability to expand its business will depend on its ability to attract, develop, and retain a sufficient number of skilled professional employees.  Also, the Company will need to ensure that its technical personnel stay abreast of rapid changes in technology. The Company’s operating costs may be higher than management expects if competition for qualified people increases and the Company experiences higher turnover levels.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company does not have significant interest rate risk related to its line of credit, which has an interest rate equivalent to the 30-day LIBOR rate (1.31% on March 31, 2003), plus 90 basis points.  The Company does not have significant foreign currency risk related to foreign sales because of the amount of funds maintained in foreign payroll and operating accounts.  The Company does not have any derivative commodity instruments or other financial instruments such as interest swaps, foreign currency forwards, futures and options, or foreign currency denominated debt, except for credit line debt of its majority-owned subsidiary, SAPLS, which is denominated in Singapore dollars.  The Company does not have commodity price risk or other relevant market risks.

Item 4.   Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  During the 90-day period prior to the filing date of this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under Rules 13 and 15d of the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported as and when required.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of 2003.

Item 6.  Exhibits and Reports on Form 8-K.

(a)           Exhibits

Exhibit No.	Description
2.01	Agreement and Plan of Merger by and between Research Park Acquisition, Inc. and RWD Technologies, Inc., dated as of April 29, 2003
3.01	Amended and Restated Bylaws
99.01	Certification of the Chief Executive Officer, Robert W. Deutsch, Ph.D., of RWD Technologies, Inc. pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
99.02	Certification of the Chief Financial Officer, Beth Marie Buck, CPA, of RWD Technologies, Inc. pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)           Current Reports on Form 8-K

On April 30, 2003, RWD Technologies, Inc. filed a Current Report on Form 8-K disclosing, under Item 5 – Other Events and Required FD Disclosure and Item 9 and 12 – Regulation FD Disclosure and Results of Operations and Financial Condition, the first quarter Press Release dated April 29, 2003.  In addition to disclosing earnings for the first quarter, the Press Release announced a merger agreement with Research Park Acquistion, Inc. (“RPA”), an entity owned by Dr. Robert W. Deutsch, Chairman, CEO and President of the Company, and some of his family members.  As a result of the merger, the Company will become a privately held company.

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

Dated: May 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Robert W. Deutsch	Chairman of the Board,	May 12, 2003
Robert W. Deutsch, Ph.D.	Chief Executive Officer, President and
Director

/s/ Beth Marie Buck	Chief Financial Officer and	May 12, 2003
Beth Marie Buck, CPA	Vice President

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

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003

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

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003

By:	/s/ Beth Marie Buck
Beth Marie Buck, CPA
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)