Form 10-Q
period 2003-06-30
RWD TECHNOLOGIES INC
filed 2003-08-12
CIK 1032373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 1, 2003, 15,527,464 shares of common stock, $0.10 par value (“Common Stock”), of the Registrant were outstanding.

RWD TECHNOLOGIES, INC.

INDEX

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

RWD TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

(In thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,542	$3,694
Restricted cash	78	67
Investments, available for sale	5,241	7,618
Restricted investments	10,450	10,441
Contract accounts receivable, net	16,358	19,053
Costs and estimated earnings in excess of billings on uncompleted contracts	6,314	6,005
Income tax refund receivable	2,056	7,802
Prepaid expenses and other current assets	2,665	1,703
Deferred tax assets	388	388
Total Current Assets	46,092	56,771
Fixed assets, net	8,050	9,675
Capitalized software development costs and other assets, net	3,548	4,251
Restricted investments, net of current portion	2,421	2,508
Total Assets	$60,111	$73,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,403	$7,330
Accrued payroll and related benefits	5,330	6,049
Credit lines payable	6,040	4,705
Billings in excess of costs and estimated earnings on uncompleted contracts	284	744
Deferred revenue	2,514	2,682
Current portion of long-term debt	600	567
Total Current Liabilities	22,171	22,077
NONCURRENT LIABILITIES:
Long-term debt, net of current portion	2,481	2,712
Deferred tax liabilities	388	388
Total Liabilities	25,040	25,177
STOCKHOLDERS’ EQUITY:
Common stock	1,553	1,542
Accumulated other comprehensive income (loss)	354	(117)
Additional paid-in capital	46,319	46,499
(Accumulated deficit) retained earnings	(13,155)	104
Total Stockholders’ Equity	35,071	48,028
Total Liabilities and Stockholders’ Equity	$60,111	$73,205

See accompanying notes to consolidated financial statements.

RWD TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Consulting services	$21,678	$26,075	$41,570	$52,791
Products and product services	2,976	3,886	6,539	6,351
Total revenue	24,654	29,961	48,109	59,142
Cost of revenue:
Consulting services	19,945	21,859	39,699	43,528
Products and product services	3,247	4,287	6,281	6,454
Total cost of revenue	23,192	26,146	45,980	49,982
Gross profit	1,462	3,815	2,129	9,160
Selling, general and administrative expenses	5,812	6,430	12,233	13,009
Severance and lease termination expenses	1,605	720	2,187	763
Operating loss	(5,955)	(3,335)	(12,291)	(4,612)
Privatization transaction expenses	1,273	—	1,273	—
Other (expense) income, net	(128)	88	152	52
Loss before income taxes and cumulative effect of a change in accounting principle	(7,356)	(3,247)	(13,412)	(4,560)
Provision for (benefit from) income taxes	67	(1,027)	102	(3,289)
Loss before cumulative effect of a change in accounting principle	(7,423)	(2,220)	(13,514)	(1,271)
Cumulative effect on prior years of changing method of accounting for goodwill	—	—	—	(12,529)
Net loss	$(7,423)	$(2,220)	$(13,514)	$(13,800)

Basic and diluted loss per share:
Loss before cumulative effect of a change in accounting principle	$(0.48)	$(0.14)	$(0.87)	$(0.08)
Cumulative effect on prior years of changing method of accounting for goodwill	—	—	—	(0.82)
Net loss per share	$(0.48)	$(0.14)	$(0.87)	$(0.90)

Weighted average shares outstanding – basic and diluted	15,482	15,375	15,445	15,339

See accompanying notes to consolidated financial statements.

RWD TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Unaudited) (In thousands)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,514)	$(13,800)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,249	5,031
(Gain) loss on disposal of fixed assets	(73)	26
Cumulative effect on prior years of changing method of accounting for goodwill	—	12,529
Deferred income taxes	—	(2,442)
Net change in current assets and liabilities	5,897	(760)
Net cash (used in) provided by operating activities	(4,441)	584

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in capitalized software development costs and other assets	(439)	(1,160)
Purchases of investments	(19,110)	(25,915)
Proceeds from sales of investments	21,549	25,984
Purchases of fixed assets	(461)	(1,623)
Proceeds from sales of fixed assets	134	—
Net cash provided by (used in) investing activities	1,673	(2,714)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal portion paid on long-term debt	(251)	(163)
Borrowings on long-term debt	—	990
Borrowings under lines of credit	30,994	7,941
Payments on lines of credit	(29,635)	(7,469)
Issuance of common stock	106	258
Repurchase of common stock	(33)	(65)
Net cash provided by financing activities	1,181	1,492

NET DECREASE IN CASH	(1,587)	(638)
Effect of exchange rate changes on cash	435	167
CASH, beginning of period	3,694	3,676
CASH, end of period	$2,542	$3,205
Supplemental cash flow disclosures:
Income taxes paid	$136	$323
Interest paid	$178	$114

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs.  SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3.  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF No. 94-3, a liability for exit costs was recognized at the date of a company’s commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS No. 146 will affect the timing of recognizing exit and restructuring costs as well as the amount recognized.  The Company has adopted SFAS No. 146 for exit or disposal activities initiated after December 31, 2002 (see Note 7).

Reclassifications

Certain reclassifications were made to prior quarters’ and prior year’s amounts to conform to current quarter presentation.

2.                                      Basic and Diluted Net Loss per Share:

Basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed based on the combined weighted-average number of shares and share equivalents outstanding.  For all periods presented, potentially dilutive stock options have been excluded from the computation of diluted net loss per share, as their inclusion would be anti-dilutive.  No reconciling items exist between the net loss used for basic and diluted net loss per share.

3.                                      Comprehensive Loss:

Comprehensive loss includes all changes in stockholders’ equity during a period except those resulting from investments by or distributions to stockholders.  The Company’s non-owner changes in stockholders’ equity consist of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments.  The Company’s comprehensive loss for the periods presented is listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2003	2002	2003	2002
Net loss	$(7,423)	$(2,220)	$(13,514)	$(13,800)
Effect of unrealized gain on investments available-for-sale, net of tax	5	7	6	4
Effect of unrealized gain on foreign currency translation, net of tax	321	158	464	211

Comprehensive loss	$(7,097)	$(2,055)	$(13,044)	$(13,585)

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

Pro forma net loss and loss per share are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2003	2002	2003	2002
Net loss:
As reported	$(7,423)	$(2,220)	$(13,514)	$(13,800)
Stock based compensation as determined under APB No. 25	—	—	—	—
Stock based compensation expense determined under fair value based method for all awards	(745)	(929)	(1,768)	(1,853)
Pro forma	$(8,168)	$(3,149)	$(15,282)	$(15,653)

Basic and diluted loss per share:
As reported	$(0.48)	$(0.14)	$(0.87)	$(0.90)
Pro forma	$(0.53)	$(0.20)	$(0.99)	$(1.02)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)		(in thousands)
	2003	2002	2003	2002
Revenue (all external):
Enterprise Systems
Consulting services	$6,056	$10,671	$13,498	$21,771
Products and product services	2,401	3,036	5,318	4,697
	8,457	13,707	18,816	26,468
Performance Solutions
Consulting services	12,875	11,465	22,788	21,868
Products and product services	—	—	—	—
	12,875	11,465	22,788	21,868
Applied Technology Solutions
Consulting services	2,747	3,939	5,284	9,152
Products and product services	575	850	1,221	1,654
	3,322	4,789	6,505	10,806

Total Revenue	$24,654	$29,961	$48,109	$59,142

Gross Profit (Loss):
Enterprise Systems	$(1,806)	$3,157	$(2,147)	$6,574
Performance Solutions	3,790	2,684	5,510	5,370
Applied Technology Solutions	(522)	(2,026)	(1,234)	(2,784)

Total Gross Profit	$1,462	$3,815	$2,129	$9,160

Depreciation and Amortization Expense Allocated To Segments:
Enterprise Systems	$786	$711	$1,545	$1,534
Performance Solutions	121	208	258	409
Applied Technology Solutions	268	1,188	546	2,001
Total Allocated to Segments	1,175	2,107	2,349	3,944

Amount not Allocated to Segments	439	540	900	1,087

Total Depreciation and Amortization Expense	$1,614	$2,647	$3,249	$5,031

Revenue (by geography):
United States	$17,890	$24,963	$37,462	$48,964
United Kingdom	5,879	4,390	9,418	8,881
Other	885	608	1,229	1,297
Total Revenue	$24,654	$29,961	$48,109	$59,142

6.                                      Privatization Transaction Expenses:

On April 29, 2003, the Company announced that it signed a definitive merger agreement with Research Park Acquisition, Inc. (“RPA”), an entity owned by Dr. Robert W. Deutsch, Chairman, CEO and President of the Company, and some of his family members.  Dr. Deutsch and members of his family have contributed their shares of common stock in the Company to RPA, which shares represent approximately 66 percent of the Company’s outstanding common stock on April 28, 2003.  The merger agreement provides that, at the closing of the merger, each outstanding share of the Company’s common stock (other than Company common stock owned by RPA) will convert into the right to receive $2.10 in cash.  The proposed transaction price represents a 144 percent premium over the average closing price during the 30 trading days preceding the date the merger agreement was signed.

The Company’s board of directors, with Dr. Deutsch and Jane C. Brown, his daughter, abstaining, unanimously approved the transaction following the unanimous recommendation of a special committee of the board of directors.  The merger agreement contains customary fiduciary termination rights.  The closing of the merger is subject to various conditions, including stockholder approval by the holders of a majority of the Company’s common stock not held by RPA at a special meeting of the stockholders.  The Company has prepared proxy material for a meeting of its stockholders of record as of July 3, 2003, to vote on the proposed transaction.  The proxy mailing process is currently underway and the special meeting of the shareholders is scheduled for September 12, 2003.

As a result of the merger, the Company will become a privately held company.  Accordingly, upon closing, the registration of the Company’s common stock under the Securities Exchange Act of 1934, as amended, will terminate.

During the three months ended June 30, 2003, the Company incurred approximately $1.3 million for legal, professional, and director fees relating to the pending repurchase of its outstanding common stock.  The Company expects that the total consideration to be paid to stockholders to redeem the stock will be approximately $11.5 million, including approximately $0.4 million to be paid to employees who hold options that will be fully vested and exercisable on the date of the merger.

There are no financing contingencies to the merger and the Company intends to pay the merger consideration from working capital, which will require restructuring of bank lending arrangements to remove the restrictions on cash.  In the event that these restructurings are not completed, other financing arrangements are provided for which are discussed more fully in the Liquidity and Capital Resources section on page 15.

7.                                      Exit Activities:

During the three months ended June 30, 2003, Company management approved a restructuring plan that downsized its Enterprise Systems operating segment as well as its corporate support organization.  This plan includes changes in management and management structure as well as a fundamental reorganization of the operating segment and corporate support organization.  As a result of this restructuring, the Company recorded approximately $1.4 million in severance charges for the three months ended June 30, 2003 and $2.0 million for the six months ended June 30, 2003.  Restructuring charges included the Company’s estimate of employee severance and related costs for employees terminated as a result of the revised business plan.  The expenses associated with employee severance are included as a component of loss from continuing operations.

During the three months ended June 30, 2003, the Company transferred approximately forty operating and corporate support personnel from its Columbia, Maryland office to its Applied Technology Laboratory on the campus of the University of Maryland, Baltimore County.  Accordingly, the Company

updated its assessment of its available vacant space in Columbia and determined that a charge for the remaining rental payments for the vacated space should be recorded due to uncertainties surrounding its sublease.  As a result, the Company recorded an expense of $0.2 million in the second quarter of 2003.  In connection with the remaining relocation of employees to the ATL in July 2003, the Company will continue to incur costs related to vacant leased space at the Columbia, Maryland facility.  As the sublease market for the leased facility is depressed and only six months remain under the lease term, the Company does not expect to sublease the vacant space between the moving date and the termination of the lease on December 31, 2003.  Therefore, the Company expects to take a charge of approximately $0.3 million for the remaining rental expense of the vacant space during the third quarter of 2003.  No additional significant costs are expected to be incurred with respect to the relocation.  The expenses associated with vacant space charges and moving costs are included as a component of loss from continuing operations.

The following is a summary of the costs of exit activities recorded in 2003:

	Three months ended June 30, 2003	Six months ended June 30, 2003
	(in thousands)	(in thousands)
Employee severance	$1,426	$2,008
Lease termination costs	179	179

Total	$1,605	$2,187

8.                                      Other Information:

Discussions initiated during the first quarter between RWD and SAP Asia concerning the future plans for the joint venture in Singapore, SAP Learning Solutions Pte Ltd (“SAPLS”), are ongoing.  These discussions are expected to result in dissolution of the joint venture.  At that time, RWD will take direct responsibility for the joint venture’s Australian and Japanese operations and expects to enter into software reseller arrangements for the remaining Asian territories.

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

As of June 30, 2003, the Company had unamortized capitalized software development costs of approximately $2.5 million.  During the second quarter of 2003, the Company did not capitalize any software development costs and recorded amortization of $0.6 million.  Because the process of capitalizing software costs requires the Company to ascertain the date that technological feasibility was established, and the amortization of software costs requires the Company to estimate product lives and future cash flows, reported results of operations are sensitive to these estimates.  If the Company revises estimates of product lives or the estimated future cash flows from sales of its software products, the amount of future amortization could be materially affected.

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

Earned revenue is based on the percentage that direct labor and other contract costs incurred to date bear to total estimated costs, after giving effect to the most recent estimates of total cost. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed-

upon claim and change order revenue, if any.  Losses expected to be incurred on jobs in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to income as soon as such losses are known.

Revenue from the sale of multiple-element software license agreements is generally recognized under the residual method at the time of delivery of software products to the customer and when collectibility is probable and there is written, persuasive evidence of an agreement. Under the residual method, the Company defers revenue on any undelivered element, as indicated by vendor-specific objective evidence of the fair market value of the undelivered element, and recognizes the residual amount in the period in which delivery takes place.  Any modifications to vendor-specific objective evidence established by the Company would affect the timing of revenue recognition.  The Company generally does not grant its customers a right of return for a full or partial refund on its products. Revenue from all maintenance, hosting, and customer support agreements is recognized ratably over the term of the agreement, generally one year, with the unrecognized portion at the balance sheet date being recorded as deferred revenue. Revenue from professional services and training relating to products is recognized as the services are performed.

Results of Operations

Quarter Ended June 30, 2003, Compared to Quarter Ended June 30, 2002

Revenue.  Consolidated revenue decreased by $5.3 million, or 17.7 percent, from $30.0 million for the quarter ended June 30, 2002 to $24.7 million for the quarter ended June 30, 2003.  Consulting service revenue decreased $4.4 million, or 16.9 percent, from $26.1 million for the quarter ended June 30, 2002 to $21.7 million for the 2003 period.  Product and product service revenue decreased $0.9 million, or 23.4 percent, from $3.9 million for the quarter ended June 30, 2002 to $3.0 million for the 2003 period.  Included in the results for the second quarter of 2003 was $1.8 million of revenue that had been deferred from the first quarter until the Company received executed contracts for consulting services.  Performance by segment was as follows:

•                  Enterprise Systems.  Revenue decreased by $5.3 million, or 38.3 percent, from $13.7 million for the quarter ended June 30, 2002 to $8.5 million for the 2003 period, representing 45.7 percent of the Company’s total revenue for the second quarter of 2002 and 34.3 percent of the Company’s total revenue for the 2003 period.  Consulting service revenue decreased by $4.6 million to $6.1 million for the second quarter of 2003.  Additionally, product and product service revenue decreased from $3.0 million for the first quarter of 2002 to $2.4 million for the comparable period of 2003, or a decrease of 20.9 percent.  The decrease in consulting revenue was due to slow starts on foreign and domestic projects and continued weak demand.  The decline in product and product service revenue resulted from deferred customer commitments.

•                  Performance Solutions.  Revenue increased by $1.4 million, or 12.3 percent, from $11.5 million for the quarter ended June 30, 2002, to $12.9 million for the quarter ended June 30, 2003.  This revenue represented 38.3 percent of the Company’s total revenue for the second quarter of 2002 and 52.2 percent of the Company’s total revenue for the 2003 period.  Included in revenue for the second quarter of 2003 was approximately $1.6 million relating to work performed during the first quarter of 2003, but for which contracts were executed after March 31, 2003.

•                  Applied Technology Solutions.  Revenue decreased by $1.5 million, or 30.6 percent, from $4.8 million for the quarter ended June 30, 2002, to $3.3 million for the quarter ended June 30, 2003, representing 16.0 percent of the Company’s total revenue for the second quarter of 2002 and 13.5 percent of the Company’s total revenue for the 2003 period.  The decrease in revenue was due to longer sales cycles, lower levels of spending by the pharmaceutical industry, and continued pricing pressures.

Gross Profit.  Gross profit for the Company decreased $2.4 million, or 61.7 percent, from $3.8 million for the quarter ended June 30, 2002, to $1.5 million for the quarter ended June 30, 2003, and decreased from 12.7 percent of revenue for the second quarter of 2002 to 5.9 percent of revenue for the 2003 period.  Included in the second quarter of 2003 was gross profit of $1.1 million that was previously deferred until the Company received executed contracts for consulting services rendered during the first quarter of 2003.  Performance by segment was as follows:

•                  Enterprise Systems. Gross profit decreased by $5.0 million from $3.2 million for the quarter ended June 30, 2002, to a loss of $1.8 million for the quarter ended June 30, 2003. Gross profit margin decreased from 23.0 percent of the segment’s revenue for the second quarter of 2002 to a negative 21.4 percent for the second quarter of 2003.  This decline in gross profit resulted primarily from the decline in revenue, decreased professional staff utilization, and increased international expansion costs.

•                  Performance Solutions. Gross profit increased by $1.1 million, or 41.2 percent, from $2.7 million for the quarter ended June 30, 2002, to $3.8 million for the quarter ended June 30, 2003. Gross profit margin increased from 23.4 percent of the segment’s revenue for the second quarter of 2002 to 29.4 percent for the second quarter of 2003.  The increase in gross profit for the second quarter of 2003 resulted primarily from the addition of $1.0 million previously deferred until contracts were executed.

•                  Applied Technology Solutions. Losses decreased $1.5 million, or 74.3 percent, from a loss of $2.0 million for the second quarter of 2002, to a loss of $0.5 million for the 2003 period.  The gross margin increased from a negative 42.3 percent of the segment’s revenue for the second quarter of 2002 to a negative 15.7 percent for the second quarter of 2003.  The reduction in the gross loss reflects improved staff utilization and significant cost reduction efforts in the midst of a decline in revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.6 million, from $6.4 million for the second quarter of 2002 to $5.8 million for the second quarter of 2003, representing 21.5 percent of total revenue for the second quarter of 2002 and 23.6 percent of total revenue for the 2003 period.  Facilities and equipment costs decreased approximately $0.6 million primarily due to lower rent expense in 2003.  Additionally, salaries and related benefits increased by $0.3 million over 2002 due to the addition of business development staff.  This increase was offset by an equal reduction in lower travel, conferences, and professional services expenses.

Severance and Lease Termination Expenses.  Severance and lease termination expenses increased $0.9 million to $1.6 million for the second quarter of 2003, representing 6.5 percent of total revenue for the 2003 period.  Severance expenses increased by $1.1 million to $1.4 million for the second quarter of 2003, while lease termination expenses declined by $0.2 million from $0.4 million for the second quarter of 2002.  During the second quarter of 2003, the Company’s workforce decreased as a result of both involuntary reductions and voluntary separations.  The Company’s total number of employees was 882 and 770 at December 31, 2002 and June 30, 2003, respectively, compared to 951 and 917 at December 31, 2001 and June 30, 2002 respectively.

Operating Loss. As a result of the preceding activity, the Company’s operating loss increased by  $2.6 million, from an operating loss of $3.3 million for the second quarter of 2002 to an operating loss of $5.9 million for the second quarter of 2003.

Privatization Transaction Expenses.  During the second quarter of 2003, the Company incurred approximately $1.3 million for legal, professional, and director fees relating to the Company’s pending transaction in which it intends to become a privately held company.

Other Income (Expense). Other income was $0.1 million for the second quarter of 2002 compared to an expense of $0.1 million for the second quarter of 2003.  This difference resulted primarily from interest expense on higher lines of credit balances and from lower interest income on investments during the 2003 period.

Provision for (Benefit from) Income Taxes.  Income tax expense was less than $0.1 million for the second quarter of 2003 compared to a benefit of $1.0 million in the second quarter of 2002.  The 2003 expense consists of certain state and foreign income taxes.  The income tax benefit from net operating losses incurred during 2003 has not been recorded due to uncertainties surrounding the ability to generate future taxable income.

Cumulative Effect on Prior Years of Changing Method of Accounting for Goodwill.  As a result of the implementation of SFAS No. 142 in 2002, the Company recognized an impairment loss of $12.5 million on goodwill effective January 1, 2002.  There were no changes in accounting principle in the current period.

Net Loss.  Net loss increased $5.2 million from a loss of $2.2 million for the second quarter of 2002 to a loss of $7.4 million for the second quarter of 2003 as a result of the factors discussed above.

Six Months Ended June 30, 2003, Compared to Six Months Ended June 30, 2002

Revenue.  Consolidated revenue decreased by $11.0 million, or 18.7 percent, from $59.1 million for the six months ended June 30, 2002 to $48.1 million for the six months ended June 30, 2003.  Performance by segment was as follows:

•                  Enterprise Systems.  Revenue decreased by $7.7 million, or 28.9 percent, from $26.5 million for the six months ended June 30, 2002 to $18.8 million for the 2003 period, representing 44.8 percent of the Company’s total revenue for the six months ended June 30, 2002 and 39.1 percent of the Company’s total revenue for the 2003 period.  Consulting revenue declined by $8.3 million over the 2002 period due to slow starts on foreign and domestic projects, continued weak demand, and an unstable geopolitical environment. This decline was slightly offset by a $0.6 million increase in product and product service revenue during the 2003 period.

•                  Performance Solutions.  Revenue increased by $0.9 million, or 4.2 percent, from $21.9 million for the six months ended June 30, 2002, to $22.8 million for the six months ended June 30, 2003, representing 37.0 percent of the Company’s total revenue for the six months ended June 30, 2002 and 47.4 percent of the Company’s total revenue for the 2003 period.  The increase in revenue was due to diversification into the railroad and automotive supply industries offset by declines in automotive consulting services.

•                  Applied Technology Solutions.  Revenue decreased by $4.3 million, or 39.8 percent, from $10.8 million for the six months ended June 30, 2002, to $6.5 million for the six months ended June 30, 2003, representing 18.3 percent of the Company’s total revenue for the six months ended June 30, 2002 and 13.5 percent of the Company’s total revenue for the 2003 period. The decrease in revenue was due to longer sales cycles, slow investment in eLearning by the business community, and generally weak economic conditions.

Gross Profit.  Gross profit for the Company decreased by $7.0 million, or 76.8 percent, from $9.1 million for the six months ended June 30, 2002, to $2.1 million for the six months ended June 30, 2003, and decreased from 15.5 percent of revenue for the six months ended June 30, 2002 to 4.4 percent of revenue for the 2003 period.  Performance by segment was as follows:

•                  Enterprise Systems. Gross profit decreased by $8.7 million, from $6.6 million for the six months ended June 30, 2002, to a loss of $2.1 million for the six months ended June 30, 2003. This decrease in gross profit resulted primarily from the decline in revenue year over year and decreased professional staff utilization.

•                  Performance Solutions. Gross profit increased by $0.1 million, or 2.6 percent, from $5.4 million for the six months ended June 30, 2002, to $5.5 million for the six months ended June 30, 2003. Gross profit margin decreased from 24.6 percent of the segment’s revenue for the six months ended June 30, 2002 to 24.2 percent for the 2003 period. The increase in gross profit primarily resulted from additional revenues during 2003 partially offset by declines in professional staff utilization.

•                  Applied Technology Solutions. Gross loss decreased $1.6 million, from a loss of $2.8 million for the six months ended June 30, 2002, to a loss of $1.2 million for the six months ended June 30, 2003.  The reduction in the gross loss reflects improved staff utilization and significant cost reduction efforts in the midst of a decline in revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.8 million, from $13.0 million for the six months ended June 30, 2002 to $12.2 million for the six months ended June 30, 2003, increasing from 22.0 percent of total revenue for the six months ended June 30, 2002 to 25.4 percent of total revenue for the 2003 period.  Facilities and equipment costs decreased approximately $1.3 million primarily due to lower rent expense in 2003.  Additionally, salaries and related benefits increased by $0.8 million over 2002 due to the addition of business development staff while travel, conferences, materials, and professional services decreased by $0.3 million.

Severance and Lease Termination Expenses.  Severance and lease termination expenses increased $1.4 million to $2.2 million for the six months ended June 30, 2003, increasing to 4.5 percent of total revenue for the 2003 period.  During the six months ended June 30, 2003, the Company’s workforce decreased as a result of both involuntary reductions and voluntary separations.  The Company’s total number of employees was 882 and 770 at December 31, 2002 and June 30, 2003, respectively, compared to 951 and 917 at December 31, 2001 and June 30, 2002 respectively.

Operating Loss. As a result of the preceding activity, the Company’s operating loss increased by $7.7 million, from an operating loss of $4.6 million for the six months ended June 30, 2002 to an operating loss of $12.3 million for the six months ended June 30, 2003.

Privatization Transaction Expenses.  During the six months ended June 30, 2003, the Company incurred approximately $1.3 million for legal, professional, and director fees relating to the Company’s pending transaction in which it intends to become a privately held company.

Other Income (Expense). Other income increased $0.1 million from $0.1 million for the six months ended June 30, 2002 to $0.2 million for the six months ended June 30, 2003.  This resulted from additional interest income relating to federal income tax refunds offset by an increase in interest expense.

Provision for (Benefit from) Income Taxes.  Income tax expense was $0.1 million for the six months ended June 30, 2003 compared to a benefit of $3.3 million for the 2002 period.  The 2003 expense consists of certain state and foreign income taxes.  The income tax benefit from net operating losses incurred during 2003 has not been recorded due to uncertainties surrounding the ability to generate future taxable income.

Cumulative Effect on Prior Years of Changing Method of Accounting for Goodwill.  As a result of the implementation of SFAS No. 142 in 2002, the Company recognized an impairment loss of $12.5 million on goodwill effective January 1, 2002.  There were no changes in accounting principle in the 2003 period.

Net Loss.  Net loss decreased $0.3 million, from a net loss of $13.8 million for the six months ended June 30, 2002 to a net loss of $13.5 million for the six months ended June 30, 2003 as a result of the factors discussed above.

Liquidity and Capital Resources

The Company’s cash and investments were $20.7 million as of June 30, 2003, of which  $12.9 million was restricted and designated as collateral for borrowed amounts.  Cash and investments were $24.3 million as of December 31, 2002 of which $13.0 million was restricted and designated as collateral for borrowed amounts.  The Company’s working capital was $23.9 million as of June 30, 2003, compared to $34.7 million as of December 31, 2002.  Additionally, as of June 30, 2003, there was a $2.1 million tax receivable outstanding from the IRS and several local and foreign taxing authorities. The Company’s operating losses during the first two quarters of 2003 have negatively impacted its working capital. If revenues for the third and fourth quarters of the year remain at current levels, the Company should have sufficient working capital to fund operations through December 31, 2003. The Company intends to renegotiate the terms of its borrowing arrangements with its lenders to remove the restrictions on cash and investments; however, discussions are just beginning to take place. Since the renegotiation of the terms of these arrangements is not certain, the Company may not have sufficient liquidity or working capital to finance operations beyond 2003.

For the first six months of 2003, the Company’s operating activities used cash of approximately $4.4 million that included the receipt of approximately $5.7 million in federal income tax refunds.  During the first six months of 2002, operating activities provided cash of $0.6 million.  The change in cash used for operating activities was primarily due to the higher level of operating losses before non-cash charges incurred during 2003, offset primarily by the income tax refund received in 2003.  Non-cash items consisted primarily of depreciation and amortization for the six months ended June 30, 2003 and 2002, and a goodwill impairment charge during 2002.

Investing activities provided cash of approximately $1.7 million for the six months ended June 30, 2003, compared to a use of cash of $2.7 million for the six months ended June 30, 2002. Cash provided by investing activities for 2003 consisted primarily of net sales of investments, partially offset by purchases of fixed assets and other long-term assets.  For the 2002 period, investing activities consisted of purchases of fixed assets and payments for software development, as well as the purchase of investments used for collateral for on loans obtained to fund a portion of the Company’s leased ATL facility.  This use of cash in 2002 was nearly offset by the sale of investments.

Financing activities provided cash of approximately $1.2 million for the six months ended June 30, 2003, compared to providing $1.5 million for the six months ended June 30, 2002.  For the current period, net cash provided by financing activities consisted primarily of draws and repayments under credit lines and principal payments on long-term debt.  Net cash provided for the 2002 period consisted of borrowings of long-term debt and draws and repayments on the Company’s lines of credit.

The Company has a revolving line of credit agreement with a commercial bank intended for working capital purposes.  The credit line, which expires on May 31, 2004, is for $10.0 million with a sub-limit of up to $3.0 million for standby letters of credit, and is secured by $10.0 million in restricted cash and investments referred to previously.  Interest is payable monthly in arrears at a rate equivalent to the bank’s 30-day LIBOR rate (1.12 percent on June 30, 2003) plus 90 basis points.  The outstanding balance on this credit line was $3.1 million as of December 31, 2002 and $4.4 million as of June 30, 2003.  The highest borrowing level was $6.5 million during the six months ended June 30, 2003 and $1.9 million during the 2002 period.

The Company’s majority-owned subsidiary, SAP Learning Solutions Pte Ltd (“SAPLS”), a joint venture with SAP Asia, has a 5.0 million Singapore dollar (“SGD”) (approx. $2.9 million) revolving credit facility with a major bank intended for working capital purposes.  The loan is secured by a SGD3.0 million (approx. $1.7 million) standby letter of credit provided by the Company and a SGD2.0 million (approx. $1.2 million) corporate guarantee by the Company’s joint venture partner.  Interest is payable monthly in arrears at a rate equivalent to the bank’s prime rate (5.5 percent on June 30, 2003).  As of December 31, 2002 and June 30, 2003, there was $1.6 million and $1.7 million, respectively, outstanding under this line of credit.  Negotiations are currently in progress whereby the joint venture will be dissolved.  It is anticipated that RWD will take direct responsibility for the venture’s Australian and Japanese operations, and expects to enter into software reseller arrangements for the remaining Asian Territories.  Proceeds received from the buyer are expected to be sufficient to repay the majority of the outstanding credit line balance.

During the six months ended June 30, 2003, the Company made $0.5 million in capital expenditures, compared to $1.6 million in capital expenditures for the 2002 period.  Capital expenditures in the current period consisted primarily of upgrades of computer equipment for corporate support and operations.  These capital expenditures were primarily funded from borrowings from a commercial bank and available cash.  During the remainder of 2003, the Company anticipates the level of capital and product development expenditures will decrease significantly from 2002 levels.  The Company expects to fund those expenditures from a combination of available cash and alternative financing methods, such as equipment leases or asset-based borrowings.

The Company is beginning negotiations with its lending institutions in order to remove the restrictions on its cash and investments so that the Company can utilize those funds to finance operations and the pending acquisition of its common stock.  In the event that these negotiations are not completed or alternative bank financing is not in place, Dr. Deutsch, Chairman of the Company, intends to draw on a personal line of credit that he is in the process of establishing, which will be sufficient to repay all outstanding amounts owed under the Company’s existing bank loans.  These funds would be loaned to the Company and secured by corporate assets.  The Company would then repay outstanding amounts under the existing loans, thereby lifting the restrictions.

Contractual Cash Obligations and Other Commercial Commitments

The following tables summarize the Company’s contractual cash obligations and other commercial commitments as of June 30, 2003:

Contractual Cash Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
(dollars in thousands)
Long-term debt (1)	$2,976	$576	$1,855	$259	$286
Capital lease obligations	105	24	72	9	—
Operating leases	15,442	4,122	5,803	2,505	3,012

Total contractual cash obligations	$18,523	$4,722	$7,730	$2,773	$3,298

Other Commercial Commitments	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
(dollars in thousands)
Lines of credit (1)(2)(5)	$6,040	$6,040	$—	$—	$—
Standby letters of credit (3)(4)	2,789	2,789	—	—	—

Total commercial commitments	$8,829	$8,829	$—	$—	$—

(1) Approximately $12.9 million of the Company’s cash and investments were pledged as collateral for outstanding debts.

(2) The Company’s majority-owned subsidiary, SAPLS, has a SGD5.0 million (approx. $2.9 million) revolving credit facility with a major bank intended for general working capital requirements. As of June 30, 2003, approximately $1.7 million was outstanding under this line of credit.

(3) The SAPLS revolving credit facility is secured by a SGD3.0 million (approx. $1.7 million) standby letter of credit provided by the Company and a SGD2.0 million (approx. $1.2 million) corporate guarantee by the Company’s joint venture partner.

(4) The Company has approximately $1.1 million in standby letters of credit outstanding as security deposits for its leased ATL facility located on the campus of the University of Maryland, Baltimore County.

(5) The Company has a secured revolving line of credit agreement with a commercial bank that is intended for working capital purposes. The secured line is for $10.0 million with a sub-limit of up to $3.0 million for the issuance of standby letters of credit, and expires May 31, 2004.  The outstanding balance on this credit line was $3.1 million and $4.4 million as of December 31, 2002 and June 30, 2003, respectively.  During the year ended December 31, 2002, the covenants associated with outstanding debts were eliminated in exchange for fully securing the loan commitments.

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

•                  Operating and Net Losses.  In the past two years and continuing into the second quarter of 2003, the Company incurred operating and net losses largely as the result of declines in revenue due to a decreased demand for RWD’s products and services in the current stagnant economic environment.  The Company may continue to incur operating and net losses in all or a portion of 2003.  The losses over the past two years have caused the Company’s cash, working capital, total assets, and stockholders’ equity to decline while its indebtedness has increased.  If the Company continues to incur losses over a longer period of time, it may have insufficient liquidity and capital resources to take advantage of opportunities that may arise or possibly to finance its operations at current levels.

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

•                  Customer and Industry Concentration. The Company continues to derive a substantial amount of its revenue from a limited number of key clients. For the second quarter of 2003, the Company’s top five and ten clients represented 48.1 percent and 59.6 percent of total revenue, respectively, with clients in the automotive, railroad, and computer software industries generating 31.3 percent, 12.6 percent, and 10.1 percent, respectively.  The Company’s top five and ten revenue clients for the quarter ended June 30, 2003 represented 62.3 percent and 68.2 percent of net accounts receivable outstanding, respectively.  Most of the Company’s engagements have no minimum purchase requirements and may be terminated by the client with little or no notice to the Company. Many of these clients, such as automotive, petroleum-chemical, pharmaceutical, and railroad operate in cyclical industries that are subject to economic factors that affect the clients’ revenue and profitability.  Performance Solutions has successfully diversified operations into other industries and expects to continue diversification efforts.  If any of the Company’s other major clients discontinue doing business with the Company or significantly reduce the amount of products and services they purchase from the Company, the Company’s ability to achieve its financial goals are likely to be adversely affected.

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

•                  Competition. The Company has experienced substantial competition, particularly in the enterprise resource planning (“ERP”), eSolutions, and eLearning areas of its business.  Recent general economic conditions have created significant competitor-driven pricing pressures and other industry-related pressures.  If competition continues to intensify, the Company may find it increasingly difficult to resume revenue growth at rates comparable to its historic growth rates and to improve its profit margins once general economic conditions improve.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not have significant interest rate risk related to its line of credit, which has an interest rate equivalent to the 30-day LIBOR rate (1.12% on June 30, 2003), plus 90 basis points.  The Company does not have significant foreign currency risk related to foreign sales because of the amount of funds maintained in foreign payroll and operating accounts.  The Company does not have any derivative commodity instruments or other financial instruments such as interest swaps, foreign currency forwards, futures and options, or foreign currency denominated debt, except for credit line debt of its majority-owned subsidiary, SAPLS, which is denominated in Singapore dollars.  The Company does not have commodity price risk or other relevant market risks.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the rules of the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported as and when required.

No change in the Company’s internal controls over financial reporting occurred during its second quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time of time, the Company is party to routine litigation in the ordinary course of business.  The Company is not currently party to any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the second quarter of 2003.

Item 6.  Exhibits and Reports on Form 8-K.

(a)                                  Exhibits

Exhibit No.	Description
31.01	Certification of the Chief Executive Officer, Robert W. Deutsch, Ph.D., of RWD Technologies, Inc. pursuant to Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.02	Certification of the Chief Financial Officer, Beth Marie Buck, CPA, of RWD Technologies, Inc. pursuant to Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.01	Certification of the Chief Executive Officer, Robert W. Deutsch, Ph.D., of RWD Technologies, Inc. pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.02	Certification of the Chief Financial Officer, Beth Marie Buck, CPA, of RWD Technologies, Inc. pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)                     Current Reports on Form 8-K

On July 11, 2003, the Company filed a Current Report on Form 8-K (Item 5) disclosing the appointment of Mr. Michael Bray as president of the Company’s Enterprise Systems group operating segment and the resignation of Mr. Dana Sohr.

On August 6, 2003, the Company filed a Current Report on Form 8-K (Items 9 and 12) which included Regulation FD disclosure in connection with the Company’s announcement of financial results for the three months ended June 30, 2003.

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

Dated: August 12, 2003